Form 10-K
period 2004-12-31
INTERNATIONAL SHIPPING ENTERPRISES, INC.
filed 2005-02-02
CIK 1305220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number: 000-51047

INTERNATIONAL SHIPPING ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Delaware	57-1212493
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

1225 Franklin Avenue, Suite 325, Garden City, New York	11530
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (516) 240-8025

Securities registered pursuant to section 12(b) of the Act:

NONE

Securities registered pursuant to section 12(g) of the Act:

Units, each consisting of one share of Common Stock, $0.0001 par value, and two Warrants

(Title Of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or other information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the closing sales price for the Registrant’s Common Stock on December 31, 2004, as reported on the OTC Bulletin Board, was approximately $192,065,676.

The number of shares outstanding of the Registrant’s Common Stock as of January 31, 2005: 39,900,000 shares.

In determining the market value of the voting stock held by any non-affiliates, shares of Common Stock of the Registrant beneficially owned by directors, officers and holders of more than 10% of the outstanding shares of Common Stock of the Registrant have been excluded. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

Documents Incorporated by Reference: Portions of the Registrant’s definitive Proxy Statement for its 2005 Annual Meeting of Stockholders are incorporated by reference into Part III of this Report.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K and the documents incorporated by reference into the Annual Report on Form 10-K include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “may,” “will” or “should,” or, in each case, their negative or other variations or comparable terminology. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to, our being a development stage company with no operating history, our dependence on key personnel, some of whom may join us following a business combination, our personnel allocating their time to other businesses and potentially having conflicts of interest with our business, our potentially being unable to obtain additional financing to complete a business combination, the ownership of our securities being concentrated, risks associated with the shipping industry and those other risks and uncertainties detailed in the Company’s filings with the Securities and Exchange Commission.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.

These forward-looking statements are subject to numerous risks, uncertainties and assumptions about us. The forward-looking events we discuss in this Annual Report on Form 10-K speak only as of the date of such statement and might not occur in light of these risks, uncertainties and assumptions. We undertake no obligation and disclaim any obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Unless otherwise provided in this Annual Report on Form 10-K, references to “the Company,” “the Registrant,” “we,” “us” and “our” refer to International Shipping Enterprises, Inc.

PART I

Item 1. Business.

General

We were incorporated in Delaware on September 17, 2004, as a blank check company formed to serve as a vehicle for the acquisition of one or more vessels or an operating business in the dry bulk sector of the shipping industry. While we may seek to effect business combinations with more than one target business, our initial business combination must be with a target whose fair market value is at least equal to 80% of our net assets at the time of such acquisition.

A registration statement for our initial public offering was declared effective on December 10, 2004. On December 16, 2004, we sold 32,775,000 units in the offering, which included all of the 4,275,000 units subject to the underwriters’ overallotment option. Each of our units consists of one share of our common stock, $0.0001 par value per share, and two redeemable common stock purchase warrants. Each warrant entitles the holder to purchase from us one share of common stock at an exercise price of $5.00. We received net proceeds of approximately $182,621,000 from our initial public offering.

The international maritime shipping industry provides a practicable and cost-effective means of transporting large volumes of many essential wet and dry cargoes. The wet markets involve the transportation of crude oil, refined petroleum cargoes and liquid chemicals, while the dry markets, which we intend to focus on, involve the transportation of dry bulk and general cargoes. Dry bulk and general cargoes include, among other products, coal, steel products, forest products, agricultural products, construction materials, and heavy equipment, machinery and spare parts. Total demand for vessels that transport dry bulk and general cargoes has steadily increased as the world’s economy and international trade have grown. Accordingly, we believe this represents an attractive segment of the international maritime shipping industry in which to attempt to complete a business combination.

The types of dry bulk vessels that we may seek to acquire or operate are generally categorized according to their size and the total weight of cargo that the vessel can carry when loaded to a defined load line, and are as follows:

•	Capesize. These vessels are the largest dry bulk carriers. Capesize vessels typically carry relatively low value cargoes for which large cargo lot sizes are of primary importance. Capesize vessels are mainly used to transport iron ore or coal and, to a lesser extent, grains, primarily on long-haul routes. However, these vessels are not capable of traversing the Panama Canal due to their size and, therefore, lack the flexibility of certain smaller vessels.

•	Panamax. These vessels are designed with the maximum width that will allow them to travel fully-loaded through the Panama Canal. They are also often engaged in many major international trade routes that do not involve transit through the Panama Canal. Panamax vessels are mainly used to transport major bulk cargoes, such as coal and grain and, to a lesser degree, iron ore, as well as a number of minor bulk cargoes, such as bauxite, petroleum coke, some fertilizers and fertilizer raw materials, and various minerals.

•	Handymax and Handysize. These vessels are smaller than most other dry bulk carriers. Unlike most of the larger dry bulk carriers, handymax and handysize vessels are generally equipped with cargo loading and unloading gear such as cranes. Both handymax and handysize vessels can trade on worldwide routes carrying mainly finished products and minor bulk cargoes, though handysize vessels have a greater tendency to trade regionally and in coastal waters. Both handymax and handysize vessels are well suited to call on ports that either are not equipped with gear for loading or discharging or have draft restrictions.

The demand for each of these types of vessels is determined according to (1) the type of cargoes they can hold; (2) the external factors that affect each type of cargo; and (3) the relative supply of such vessels on the worldwide market. For instance, larger vessels generally carry fewer types of cargo and are therefore affected by fluctuations in demand among a smaller number of products. Alternatively, smaller vessels, such as handysize vessels, generally transport a wider variety of cargoes and therefore have a more diversified demand. Demand for each type of vessel can be increased as a result of scrapping of older vessels and the lack of newly built ones. In determining which type of vessels to acquire, our management will weigh these and other factors in order to attempt to acquire the most productive and profitable vessels or business available.

Government regulations

Government regulation significantly affects the ownership and operation of vessels, including international conventions and national, state, and local laws and regulations in force in the countries in which vessels may operate or are registered.

A variety of governmental and private entities subject vessels to both scheduled and unscheduled inspections. These entities include the local port authorities (U.S. Coast Guard, harbor master or equivalent), classification societies, flag state administration (country of vessel registry), and charterers, particularly terminal operators. Certain of these entities require vessel owners to obtain permits, licenses and certificates for the operation of their vessels. Failure to maintain necessary permits or approvals could require a vessel owner to incur substantial costs or temporarily suspend operation of one or more of its vessels.

We believe that the heightened level of environmental and quality concerns among insurance underwriters, regulators, and charterers is leading to greater inspection and safety requirements on all vessels and may accelerate the scrapping of older vessels throughout the industry. Increasing environmental concerns have created a demand for vessels that conform to the stricter environmental standards. Vessel owners are required to maintain operating standards for all vessels that emphasize operational safety, quality maintenance, continuous training of officers and crews, and compliance with United States and international regulations. Because these laws and regulations are frequently changed and may impose increasingly stricter requirements, we cannot predict the ultimate cost of complying with these requirements, or the impact of these requirements on our proposed business.

Environmental Regulations.

The International Maritime Organization (“IMO”) has negotiated international conventions that impose liability for oil pollution in international waters and a signatory’s territorial waters. In September 1997, the IMO adopted Annex VI to the International Convention for the Prevention of Pollution from Ships, which was ratified on May 18, 2004, and will become effective on May 19, 2005. Annex VI sets limits on sulfur oxide and nitrogen oxide emissions from ship exhausts and prohibits deliberate emissions of ozone depleting substances, such as chlorofluorocarbons. Annex VI also includes a global cap on the sulfur content of fuel oil and allows for special areas to be established with more stringent controls on sulfur emissions. Annex VI and new conventions, laws, and regulations that may be adopted in the future could adversely affect our ability to manage vessels we acquire or operate.

Under the International Safety Management Code (“ISM Code”), promulgated by the IMO, the party with operational control of a vessel is required to develop an extensive safety management system that includes, among other things, the adoption of a safety and environmental protection policy setting forth instructions and procedures for operating its vessels safely and describing procedures for responding to emergencies.

The ISM Code requires that vessel operators obtain a safety management certificate for each vessel they operate. This certificate evidences compliance by a vessel’s management with code requirements for a safety management system. No vessel can obtain a certificate unless its manager has been awarded a document of compliance, issued by the respective flag state for the vessel, under the ISM Code.

Noncompliance with the ISM Code and other IMO regulations may subject a ship owner to increased liability, may lead to decreases in available insurance coverage for affected vessels, and may result in the denial of access to, or detention in, some ports. For example, the United States Coast Guard and European Union authorities have indicated that vessels not in compliance with the ISM Code will be prohibited from trading in ports in the United States and European Union.

Security Regulations.

Since the terrorist attacks of September 11, 2001, there have been a variety of initiatives intended to enhance vessel security. On November 25, 2002, the Maritime Transportation Security Act of 2002 (“MTSA”) came into effect. To implement certain portions of the MTSA, in July 2003, the United States Coast Guard issued regulations requiring the implementation of certain security requirements aboard vessels operating in waters subject to the jurisdiction of the United States. Similarly, in December 2002, amendments to the International Convention for the Safety of Life at Sea (“SOLAS”) created a new chapter of the convention dealing specifically with maritime security. The new chapter went into effect on July 1, 2004, and imposes various detailed security obligations on vessels and port authorities, most of which are contained in the newly created International Ship and Port Facilities Security (“ISPS”) Code. Among the various requirements are:

•	on-board installation of automatic information systems, or AIS, to enhance vessel-to-vessel and vessel-to-shore communications;

•	on-board installation of ship security alert systems;

•	the development of vessel security plans; and

•	compliance with flag state security certification requirements.

The United States Coast Guard regulations, intended to be aligned with international maritime security standards, exempt non-U.S. vessels from MTSA vessel security measures provided such vessels have on board, by July 1, 2004, a valid International Ship Security Certificate (“ISSC”) that attests to the vessel’s compliance with SOLAS security requirements and the ISPS Code.

Inspection by Classification Societies.

Every seagoing vessel must be “classed” by a classification society. The classification society certifies that the vessel is “in class,” signifying that the vessel has been built and maintained in accordance with the rules of the classification society and complies with applicable rules and regulations of the vessel’s country of registry and the international conventions of which that country is a member. In addition, where surveys are required by international conventions and corresponding laws and ordinances of a flag state, the classification society will undertake them on application or by official order, acting on behalf of the authorities concerned.

The classification society also undertakes on request other surveys and checks that are required by regulations and requirements of the flag state. These surveys are subject to agreements made in each individual case or to the regulations of the country concerned.

For maintenance of class, regular and extraordinary surveys of hull, machinery (including the electrical plant), and any special equipment classed are required to be performed as follows:

Annual Surveys: For seagoing ships, annual surveys are conducted for the hull and the machinery (including the electrical plant), and, where applicable, for special equipment classed, at intervals of 12 months from the date of commencement of the class period indicated in the vessel’s class certificate.

Intermediate Surveys: Extended annual surveys are referred to as intermediate surveys and typically are conducted two and one-half years after commissioning and each class renewal. Intermediate surveys may be carried out on the occasion of the second or third annual survey.

Class Renewal Surveys: Class renewal surveys, also known as special surveys, are carried out for the ship’s hull, machinery (including the electrical plant), and for any special equipment classed, at the intervals indicated by the character of classification for the hull. At the special survey, the vessel is thoroughly examined, including audio-gauging to determine the thickness of the steel structures. Should the thickness be found to be less than class requirements, the classification society would prescribe steel renewals. The classification society may grant a one-year grace period for completion of the special survey. Substantial amounts of money may have to be spent for steel renewals to pass a special survey if the vessel experiences excessive wear and tear. In lieu of the special survey every four or five years, depending on whether a grace period was granted, a ship owner has the option of arranging with the classification society for the vessel’s hull or machinery to be on a continuous survey cycle, in which every part of the vessel would be surveyed within a five-year cycle.

At an owner’s application, the surveys required for class renewal may be split according to an agreed schedule to extend over the entire period of class. This process is referred to as continuous class renewal.

All areas subject to survey as defined by the classification society are required to be surveyed at least once per class period, unless shorter intervals between surveys are prescribed elsewhere. The period between two subsequent surveys of each area must not exceed five years.

Most vessels are also dry-docked every 30 to 36 months for inspection of the underwater parts and for repairs related to inspections. If any defects are found, the classification surveyor will issue a “recommendation” which must be rectified by the ship owner within prescribed time limits.

Most insurance underwriters make it a condition for insurance coverage that a vessel be certified as “in class” by a classification society which is a member of the International Association of Classification Societies. All new and second-hand vessels that we will purchase will be certified prior to their delivery to us. If the vessel is not certified on the date of closing, we do not intend to take delivery of the vessel.

Effecting a business combination

General

We are not presently engaged in, and if a suitable business target or vessel or fleet of vessels is not identified by us prior to the prescribed liquidation of the trust fund we may not engage in, any substantive commercial business. We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of these in effecting a business combination – the acquisition by us, whether by merger, share exchange, asset or stock acquisition or other similar type of transaction or a combination of the foregoing, of one or more vessels or an operating business in the dry bulk sector of the shipping industry (each, a “target business”). Although substantially all of the net proceeds of our initial public offering are intended to be generally applied toward effecting a business combination as described in this report, the proceeds have not otherwise been designated for any more specific purposes. Vessel acquisition may involve one vessel or a fleet of vessels. A business combination may involve the acquisition of a company with an established revenue stream which could benefit from more international exposure or which does not need substantial additional capital but which could benefit from a public trading market for its shares. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination or to acquire a limited number of vessels.

Search for a target business

We are currently in the process of identifying and evaluating target businesses for a business combination. Although we are participating in acquisition processes, we have not entered into any acquisition agreements nor have we been selected as a final bidder with respect to any target business. Subject to the limitations that a target business have a fair market value of at least 80% of our net assets at the time of the acquisition, as described below in more detail, we have virtually unrestricted flexibility in identifying and selecting prospective acquisition candidates. To the extent we effect a business combination, we may be affected by numerous risks inherent in the business and operations of the target company or the operation of the vessels. These risks in connection with a business combination may include risks of a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

Target business candidates have been, and we anticipate will continue to be, brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community, who may present solicited or unsolicited proposals. Our officers and directors as well as their affiliates may also bring to our attention target business candidates. While we do not presently anticipate engaging the services of professional firms that specialize in business acquisitions on any formal basis to identify target businesses, we may engage these firms in the future to identify target businesses, in which event we may pay a finder’s fee or other compensation. Also, we may engage these and other firms to assist us in evaluating target businesses and in structuring the terms of a business combination. In no event, however, will we pay any of our existing officers, directors or management stockholders or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us in connection with the consummation of a business combination. With respect to any potential acquisitions of vessels, an affiliate of a current stockholder of ours is a sales and purchase broker providing us with potential candidates, as is Braemar Seascope Ltd., a London stock exchange company and an affiliate of Julian David Brybteson, one of our directors. Should we purchase any vessels that are brought to our attention by either of these entities, such entity would be entitled to a standard broker’s commission. Any such transaction would be conducted on an arm’s length basis.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of our net assets at the time of such acquisition, our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. In evaluating a prospective target business, our management will consider, among other factors, the following:

•	financial condition and results of operation;

•	growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry into other industries;

•	stage of development of the processes or services;

•	degree of current or potential market acceptance of the processes or services;

•	proprietary features and degree of intellectual property or other protection of the processes or services;

•	regulatory environment of the industry; and

•	costs associated with effecting the business combination.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management, where applicable, and inspection of facilities, as well as review of financial and other information which will be made available to us.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

In addition, the terms of sales of target businesses may require a prospective bidder to provide earnest money or a deposit at the time of signing a definitive acquisition agreement or to expend prior to closing amounts in excess of those amounts allocated therefor and excluded from our trust fund arrangements. As a result of the terms of the trust arrangements for the proceeds of our initial public offering, such funds would not be available for any such earnest money or deposit. Accordingly, unless we could obtain such funds from another source, we would not be able to select any target business the acquisition process for which would require earnest money or a deposit, or the expenditure of transaction expenses prior to closing in excess of amounts allocated therefor and excluded from our trust fund arrangements.

Fair Market Value of Target Business

The initial target business that we acquire must have a fair market value equal to at least 80% of our net assets at the time of such acquisition. The fair market value of such business will be determined by our board of directors based upon standards generally accepted by the financial community, such as actual and potential sales, earnings and cash flow, and book value. If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the National Association of Securities Dealers, Inc. with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. We will not be required to obtain an opinion from an investment banking firm as to the fair market value of the target business if our board of directors independently determines that the target business has sufficient fair market value.

Probable lack of business diversification

While we may seek to effect business combinations with more than one target business, our initial business combination must be with a target business which satisfies the minimum valuation standard at the time of such acquisition, as discussed above. Consequently, it is probable that we will have the ability to effect only a single business combination or to acquire a limited number of vessels. Accordingly, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

•	subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination; and

•	result in our dependency upon the development or market acceptance of a single or limited number of processes or services.

Additionally, since our business combination may entail the simultaneous acquisitions of several vessels or operating business at the same time and may be with different sellers, we will need to convince such sellers to agree that the purchase of their vessels or closely related businesses is contingent upon the simultaneous closings of the other acquisitions.

Ability to evaluate the target business’ management

Although we expect most of our management and other key personnel, particularly our chairman of the board, chief executive officer, and president, to remain associated with us following a business combination, we may employ other personnel following the business combination. Although we intend to closely scrutinize such individuals, we cannot assure you that our assessment will prove to be correct. In addition, we cannot assure you that new members that join our management following a business combination will have the necessary skills, qualifications or abilities to help manage a public company.

Opportunity for stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, which, among other matters, will include a description of the operations of the target business and certain required financial information regarding the target business.

In connection with the vote required for any business combination, all of our existing stockholders, including all of our officers and directors, have agreed to vote their respective shares of common stock owned by them immediately prior to our initial public offering in accordance with the majority of the shares of common stock voted by the public stockholders. This voting arrangement shall not apply to shares included in units purchased in our initial public offering or purchased following our initial public offering in the open market by any of our existing stockholders, officers or directors. We will proceed with the business combination only if a majority of the IPO Shares (defined below) cast at a meeting to approve the business combination are voted in favor of the business combination and stockholders owning not more than 20% of the IPO Shares exercise their conversion rights.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each holder of shares of common stock sold in our initial public offering (“IPO Shares”) the right to have such holder’s IPO Shares converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Such conversion right shall be subject to the requisite approval and completion of the business combination. The actual per-share conversion price will be equal to the amount in the trust fund, inclusive of any interest (calculated as of two business days prior to the consummation of the proposed business combination), divided by the total number of IPO Shares. Without taking into any account interest earned on the trust fund, the initial per-share conversion price would be $5.49, or $0.51 less than the per-unit offering price of $6.00. An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Stockholders who convert their stock into their share of the trust fund still have the right to exercise the warrants received as part of the units. We will not complete any business combination if stockholders owning 20% or more of the IPO Shares exercise their conversion rights.

Liquidation if no business combination

If we do not complete a business combination within 12 months after the consummation of our initial public offering, or within 18 months if the extension criteria described below have been satisfied, we will be dissolved and will distribute to all holders of IPO Shares, in proportion to their respective IPO Shares, an aggregate sum equal to the amount in the trust fund, inclusive of any interest, plus any remaining net assets. Our stockholders prior to our initial public offering have waived their rights to participate in any liquidation distribution with respect to shares of common stock owned by them immediately prior to our initial public offering. There will be no distribution from the trust fund with respect to our warrants.

If we were to expend all of the net proceeds of our initial public offering, other than the proceeds deposited in the trust fund, and without taking into account interest, if any, earned on the trust fund, the initial per-share liquidation price would be $5.49, or $0.51 less than the per-unit offering price of $6.00. The proceeds deposited in the trust fund could, however, become subject to the claims of our creditors which could be prior to the claims of our holders of IPO Shares. We cannot assure you that the actual per-share liquidation price will not be less than $5.49, plus interest, due to claims of creditors. Angeliki Frangou, our chairman of the board, chief executive officer, and president, has agreed pursuant to agreements with us and Sunrise Capital Corp. that, if we distribute the proceeds held in trust to the holders of IPO Shares, she will be personally liable to pay debts and obligations to vendors or other entities that are owed money by us for services rendered or products sold to us in excess of the net proceeds of our initial public offering not held in the trust account. We cannot assure you, however, that Ms. Frangou would be able to satisfy those obligations.

If we enter into either a letter of intent, an agreement in principle, or a definitive agreement to complete a business combination prior to December 16, 2005 (12 months after the consummation of our initial public offering), but are unable to complete the business combination by that date, then we will have an additional six months, until June 16, 2006, in which to complete the business combination contemplated by the letter of intent, agreement in principle, or definitive agreement. If we are unable to do so by the expiration of the 18-month period from the consummation of our initial public offering, we will then liquidate. Upon notice from us, the trustee of the trust fund will commence liquidating the investments constituting the trust fund and will turn over the proceeds to our transfer agent for distribution to our public stockholders. We anticipate that our instruction to the trustee would be given promptly after the expiration of the applicable 12-month or 18-month period.

Holders of IPO Shares shall be entitled to receive funds from the trust fund only in the event of our liquidation or if holders of IPO Shares seek to convert their respective shares into cash upon a business combination which the stockholder voted against and which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust fund.

Competition

In identifying, evaluating, and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us, and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous potential target businesses that we could acquire with the net proceeds of our initial public offering, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further:

•	our obligation to seek stockholder approval of a business combination or obtain the necessary financial information to be included in the proxy statement to be sent to stockholders in connection with such business combination may delay or prevent the completion of a transaction;

•	our obligation to convert into cash shares of common stock held by our public stockholders in certain instances may reduce the resources available to us for a business combination or prevent the completion of a transaction;

•	our outstanding warrants and options, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses;

•	the requirement to acquire a vessel or operating business that has a fair market value equal to at least 80% of our net assets at the time of the acquisition could require us to acquire several vessels or closely related operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate the business combination; and

•	our limited funds available outside of the trust fund may limit our ability to pursue acquisitions of certain target businesses, including acquisitions that require earnest money or other pre-closing deposits.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as us in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have three officers, two of whom are also members of our board of directors. These individuals are not obligated to contribute any specific number of hours per week and intend to devote only as much time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on the availability of suitable target businesses to investigate, although we expect Ms. Frangou, our chairman of the board, chief executive officer, and president, to devote an average of approximately ten hours per week to our business. We do not intend to have any full time employees prior to the consummation of a business combination.

Periodic Reporting and Financial Information

We have registered our units, common stock, and warrants under the Securities Exchange Act of 1934, as amended, and have reporting obligations, including the requirement that we file annual and quarterly reports with the SEC. In accordance with the requirements of the Securities Exchange Act of 1934, our annual reports will contain financial statements audited and reported on by our independent accountants.

Item 2. Properties.

We maintain our executive offices at 1225 Franklin Avenue, Suite 325, Garden City, New York. The cost for this space provided by SCORY LLC d/b/a The Intelligent Office is approximately $1,500 per month and includes certain other additional services provided by SCORY LLC and is included in the total $5,500 per-month fee we may pay for general and administrative services. We consider our current office space adequate for our current operations.

Item 3. Legal Proceedings.

There are no material legal proceedings pending against us.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 4A. Executive officers of the Registrant.

The executive officers of the Registrant are as follows:

Name	Age	Position
Angeliki Frangou	39	Chairman of the Board, Chief Executive Officer and President
Dragan Topalovich	68	Vice President
Vasiliki Papaefthymiou	35	Secretary and Director

Angeliki Frangou has been our chairman of the board, chief executive officer, and president since our inception. Ms. Frangou has been the chief executive officer of Maritime Enterprises Management S.A., a company located in Piraeus, Greece, that specializes in the management of dry bulk vessels of various types and sizes, since she founded the company in October 2001. From 1990 to October 2001, Ms. Frangou was the chief executive officer of Franser Shipping S.A., a company that was located in Piraeus, Greece, and was also engaged in the management of dry bulk vessels. Prior to her employment with Franser Shipping, Ms. Frangou was an analyst on the trading floor of Republic National Bank of New York, from 1987 to 1989. Ms. Frangou has also been a member of the board of directors of Emporiki Bank of Greece, the second largest retail bank in Greece, since April 2004. Ms. Frangou is a member of the Mediterranean Committee of China Classification Society and a member of the Hellenic and Black Sea Committee of Bureau Veritas. Ms. Frangou received a bachelors degree in mechanical engineering from Fairleigh Dickinson University (summa cum laude) and a masters degree in mechanical engineering from Columbia University.

Dragan Topalovich has been a vice president of ours since our inception. Mr. Topalovich has been the president of Franser Brokerage Ltd., a New York chartering firm, since 1990. From 1973 to 1990, Mr. Topalovich served as an independent chartering broker in New York City for several commodity and ship management companies based in the United States and Western Europe. Mr. Topalovich is a graduate of Belgrade’s Business Academy and University of Economics, where he majored in foreign trade, ocean transportation and fundamentals of international law. Mr. Topalovich also has attended a five-year intensive training program in international forwarding, customs and port procedures, management, and contracting of ocean-going ships in worldwide trade.

Vasiliki Papaefthymiou has been our secretary and a member of our board of directors since our inception. Ms. Papaefthymiou has served as general counsel for Maritime Enterprises since October 2001, where she has advised that company on shipping, corporate and finance legal matters. Ms. Papaefthymiou provided similar services as general counsel to Franser Shipping from October 1991 to September 2001. Ms. Papaefthymiou received an undergraduate degree from the Law School of the University of Athens and a masters degree in Maritime Law from Southampton University in the United Kingdom. Ms. Papaefthymiou is also admitted to practice before the Bar in Athens, Greece.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

The Company’s Common Stock trades on the OTC Bulletin Board under the symbol “ISHP.” Each of our units consists of one share of our common stock and two redeemable common stock purchase warrants and trades on the OTC Bulletin Board under the symbol “ISHPU.” Our warrants became separable from our common stock on January 5, 2005, and trade on the OTC Bulletin Board under the symbol “ISHPW.” Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00 commencing the later of the completion of a business combination with a target business or December 10, 2005. Our warrants will expire at 5:00 p.m., New York City time, on December 10, 2008, or earlier upon redemption.

The following table sets forth, for the calendar quarter indicated, the quarterly high and low bid information of the Company’s Common Stock as reported on the OTC Bulletin Board. The quotations listed below reflect interdealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions. Prior to December 16, 2004, there was no established public trading market for the Company’s Common Stock.

	High	Low
Quarter ended
December 31, 2004	$6.90	$6.20

Holders of Common Equity

On January 31, 2005, there were approximately six holders of record of our common stock.

Dividends

We have not paid any dividends on our common stock to date and do not intend to pay dividends prior to the completion of a business combination. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then board of directors. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board does not anticipate declaring any dividends in the foreseeable future.

Recent Sales of Unregistered Securities

During the past three years, we sold the following shares of common stock without registration under the Securities Act:

Stockholders	Number of Shares
Angeliki Frangou	4,000,000
Vasiliki Papaefthymiou	210,000
Spyridon Magoulas	15,000
Julian David Brynteson	15,000
John Stratakis	10,000

Such shares were issued on September 23, 2004, in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), in reliance on the fact that the common stock was offered and sold in transactions not involving a public offering, exempt from registration under the Securities Act pursuant to Section 4(2), and in compliance with Rule 506 thereunder. The shares issued to the individuals set forth above were sold for an aggregate offering price of $25,000, at an average purchase price of approximately $0.006 per share. On November 29, 2004, our Board of Directors authorized a stock dividend of approximately 0.676 shares of common stock for each outstanding share of common stock, effectively lowering the purchase price to approximately $0.004 per share and increasing the number of shares held, in the aggregate, to 7,125,000 shares of our common stock. No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds from our Initial Public Offering

The effective date of our registration statement, which was filed on Form S-1 under the Securities Act of 1933 (File No. 333-119719), and which relates to the initial public offering of our units, was December 10, 2004. Each unit consists of one share of common stock, $.0001 par value per share, and two warrants, each to purchase one share of common stock. A total of 32,775,000 units, including 4,275,000 units to cover any over-allotments, were registered at a proposed maximum aggregate offering price of $196,650,000.

The offering was consummated on December 16, 2004. The managing underwriter for the offering was Sunrise Securities Corp. A total of 32,775,000 units were sold in the offering for an aggregate offering price of $196,650,000. Each of our units became separable into its constituent parts of common stock and warrants on January 5, 2005.

Our net proceeds from our initial public offering are as set forth in the following table:

Gross proceeds	$196,650,000.00
Offering expenses(1)
Underwriting discount (6% of gross proceeds)	11,799,000.00
Underwriting non-accountable expense allowance (1% of gross proceeds excluding the proceeds from the underwriters’ over-allotment)	1,710,000.00
Legal fees and expenses (including blue sky services and expenses)	309,530.00
Miscellaneous expenses	28,295.52
Printing and engraving expenses	59,942.00
Accounting fees and expenses	25,000.00
SEC registration fee	66,441.48
NASD registration fee	30,500.00

Net proceeds
Held in trust	180,576,000.00
Not held in trust	2,045,291.00

Total net proceeds	$182,621,291.00

Use of net proceeds not held in trust
Legal, accounting and other expenses attendant to the due diligence investigations, structuring and negotiation of a business combination	$180,000	(8.8)%
Payment for administrative services and support ($5,500 per month for 18 months)	99,000	(4.8)%
Due diligence of prospective target businesses	50,000	(2.4)%
Legal and accounting fees relating to SEC reporting obligations	40,000	(2.0)%
Working capital to cover miscellaneous expenses, D&O insurance and reserves	1,676,291	(82.0)%

Total	$2,045,291.00	(100.0)%

(1)	A portion of the offering expenses were paid from the funds we received from Ms. Frangou described below. Those funds were repaid out of the proceeds of the offering not placed in trust upon consummation of the offering.

$180,576,000 of net proceeds were placed in a trust account at JPMorgan Chase NY Bank maintained by Continental Stock Transfer & Trust Company, New York, New York, as trustee. These proceeds will not be released from the trust fund until the earlier of the completion of a business combination or our liquidation. The proceeds held in the trust fund may be used as consideration to pay the sellers of a target business with which we ultimately complete a business combination. Any amounts not paid as consideration to the sellers of the target business may be used to finance operations of the target business or to effect other acquisitions, as determined by our board of directors at that time.

We have agreed to pay SCORY LLC d/b/a The Intelligent Office, an unaffiliated third party, approximately $1,500 per month for office space and certain other additional services and have agreed to pay other currently unidentified and unaffiliated third parties for general and administrative services including secretarial support. We have agreed to pay up to a maximum of $5,500 per month for all of the foregoing services. None of our initial stockholders, including our officers and directors, has, or will have, any affiliation with these third parties. Upon completion of a business combination or our liquidation, we will no longer be required to pay this monthly fee.

We intend to use the excess working capital (approximately $1,676,000) for director and officer liability insurance premiums (approximately $100,000), with the balance of $1,576,000 being held in reserve in the event due diligence, legal, accounting and other expenses of structuring and negotiating business combinations exceed our estimates, as well as for reimbursement of any out-of-pocket expenses incurred by our existing stockholders in connection with activities on our behalf as described below. We believe that the excess working capital will be sufficient to cover the foregoing expenses and reimbursement costs.

To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business.

Angeliki Frangou, our chairman of the board, chief executive officer and president, has advanced to us a total of approximately $350,000 which was used to pay a portion of the expenses of our initial public offering referenced in the line items above for SEC registration fee, NASD registration fee and legal fees and expenses. These loans were payable without interest on December 16, 2004, the date we consummated our initial public offering. Substantially all of these loans were repaid out of the proceeds of our initial public offering not placed in trust with a remaining balance due of $805.

The net proceeds of our initial public offering not held in the trust fund and not immediately required for the purposes set forth above have been invested only in United States “government securities,” defined as any Treasury Bill issued by the United States having a maturity of one hundred and eighty days or less so that we are not deemed to be an investment company under the Investment Company Act. The interest income derived from investment of these net proceeds during this period will be used to defray our general and administrative expenses, as well as costs relating to compliance with securities laws and regulations, including associated professional fees, until a business combination is completed.

We believe that we will have sufficient available funds to operate for at least the next 18 months, assuming that a business combination is not consummated during that time.

No compensation of any kind (including finder’s and consulting fees) will be paid to any of our existing stockholders, or any of their affiliates, for services rendered to us prior to or in connection with the consummation of the business combination. However, our existing stockholders will receive reimbursement for any out-of-pocket expenses incurred by them in connection with activities on our behalf, such as identifying potential target businesses and performing due diligence on suitable business combinations. Since the role of present management after a business combination is uncertain, we have no ability to determine what remuneration, if any, will be paid to those persons after a business combination.

A public stockholder will be entitled to receive funds from the trust fund (including interest earned on his, her or its portion of the trust fund) only in the event of our liquidation upon our failure to complete a business combination or if that public stockholder were to seek to convert such shares into cash in connection with a business combination which the public stockholder voted against and which we actually consummate. In no other circumstances will a public stockholder have any right or interest of any kind to or in the trust fund.

On December 16, 2004, Angeliki Frangou, our chairman, chief executive officer, and president, purchased 3,333,140 of our units through Amadeus Maritime S.A., a Panamanian corporation, in an open market transaction. Ms. Frangou owns 100% of the equity of Amadeus. We have not purchased any of our equity securities nor do we have any plans or programs to do so.

Ms. Frangou’s purchases of our equity securities during the fourth quarter of 2004 are as set forth below:

Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or Unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1, 2004-October 31, 2004	0	N/A	(1)	(1)
November 1, 2004-November 30, 2004	0	N/A	(1)	(1)
December 1, 2004-December 31, 2004	3,333,140 Units	$6.00 per Unit	(1)	(1)
Total	3,333,140 Units	$6.00 per Unit	(1)	(1)

(1)	We have no plan or program to repurchase any of our equity securities. Ms. Frangou has entered into a Warrant Purchase Agreement with Sunrise Securities Corp. (Exhibit 10.13), pursuant to which she has agreed to purchase up to 5,000,000 of our publicly-traded warrants, in the public marketplace, at prices not to exceed $0.70 per warrant.

Item 6. Selected Financial Data.

The following is a summary of selected financial data of the Company for the period from September 17, 2004, (inception) to December 31, 2004, which should be read in conjunction with the financial statements of the Company and the notes thereto:

SELECTED FINANCIAL DATA

Income statement data

Period from September 17, 2004 (inception) to December 31, 2004
Loss from operations	$(77,185)
Interest income	92,715

Income before provision for income taxes	15,530
Provision for income taxes	6,700

Net income	$8,830

Weighted average number of common shares outstanding	12,743,571

Net income per share - basic and diluted	$0.00

Balance sheet data

December 31, 2004
Cash	$2,032,478

Investments held in trust	$180,691,163

Total Assets	$182,824,824

Total liabilities	$169,703
Common stock subject to possible conversion	36,097,142
Total stockholders’ equity	146,557,979

Total Liabilities and Stockholders’ equity	$182,824,824

Item 7. Management Discussion and Analysis of Financial Condition and Results of Operations.

We were formed on September 17, 2004, to serve as a vehicle to acquire one or more vessels or an operating business in the dry bulk sector of the shipping industry through a merger, capital stock exchange, asset acquisition or other similar business combination. We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination. The issuance of additional shares of our capital stock:

•	may significantly reduce the equity interest of our stockholders;

•	will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may also result in the resignation or removal of one or more of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issued debt securities, it could result in:

•	default and foreclosure on our assets, if our operating revenues after a business combination were insufficient to pay our debt obligations;

•	acceleration of our obligations to repay the indebtedness, even if we have made all principal and interest payments when due, if the debt security contained covenants that required the maintenance of certain financial ratios or reserves and any such covenant were breached without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security was payable on demand; and

•	our inability to obtain additional financing, if necessary, if the debt security contained covenants restricting our ability to obtain additional financing while such security was outstanding.

We have neither engaged in any operations nor generated any revenues nor incurred any debt or expenses during the period ended December 31, 2004, other than in connection with our public offering and, thereafter, certain minor legal and other expenses related to pursuing acquisitions of target businesses. Our entire activity since inception has been to prepare for and consummate our initial public offering and to identify and investigate target businesses for a business combination.

Our net proceeds from the sale of our units, after deducting offering expenses of approximately $2,230,000, including $1,710,000 evidencing the underwriters’ non-accountable expense allowance of 1% of the gross proceeds (excluding the proceeds from the underwriters’ over-allotment), and underwriting discounts of approximately $11,799,000, were approximately $182,621,000. Of this amount, $180,576,000, is being held in trust and the remaining $2,045,000 is not being held in trust. We will use substantially all of the net proceeds of our offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the proceeds held in the trust fund as well as any other net proceeds not expended will be used to finance the operations of the target business. We believe that the funds available to us outside of the trust fund will be sufficient to allow us to operate for at least the next 18 months, assuming that a business combination is not consummated during that time. Over this time period, we anticipate approximately $180,000 of expenses for legal, accounting and other expenses attendant to the due diligence investigations, structuring, and negotiating of a business combination, $99,000 for administrative services and support payable to unaffiliated third parties (up to $5,500 per month for 18 months), $50,000 of expenses for the due diligence and investigation of a target business, $40,000 of expenses in legal and accounting fees relating to our SEC reporting obligations, and $1,676,000 for general working capital that will be used for miscellaneous expenses and reserves, including approximately $100,000 for director and officer liability insurance premiums. We do not believe we will need to raise additional funds in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us. We would only consummate such a fund raising simultaneously with the consummation of a business combination.

As of December 16, 2004, Ms. Frangou had advanced a total of approximately $350,000 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. These loans were payable without interest on December 16, 2004, the date we consummated our initial public offering. Substantially all of these loans were repaid out of the proceeds of our initial public offering not placed in trust.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in, and if a suitable business target is not identified by us prior to the prescribed liquidation of the trust fund we may not engage in, any substantive commercial business. Accordingly, the risks associated with foreign exchange rates, commodity prices, and equity prices are not significant. The net proceeds of our initial public offering not held in the trust fund and not immediately required for the purposes set forth above have been invested only in United States “government securities,” defined as any Treasury Bill issued by the United States having a maturity of one hundred and eighty days or less. Given our limited risk in our exposure to U.S. Treasury Bills, we do not view the interest rate risk to be significant. We do not enter into derivatives or other financial instruments for trading or speculative purposes.

Item 8. Financial Statements and Supplementary Data.

Reference is made to our financial statements beginning on page F-1 of this report.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Our management carried out an evaluation, with the participation of our Chief Executive Officer (principal executive, financial, and accounting officer), of the effectiveness of our disclosure controls and procedures as of December 31, 2004. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors and Executive Officers of the Registrant.

This information (other than the information regarding executive officers of the Company called for by Item 401 of Regulation S-K, which is included in Part I hereof as Item 4A in accordance with General Instruction G(3)) will be contained in the Company’s definitive Proxy Statement with respect to the Company’s Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, and is hereby incorporated by reference thereto.

Item 11. Executive Compensation.

This information will be contained in the Company’s definitive Proxy Statement with respect to the Company’s Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, and is hereby incorporated by reference thereto.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

This information will be contained in the Company’s definitive Proxy Statement with respect to the Company’s Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, and is hereby incorporated by reference thereto.

Item 13. Certain Relationships and Related Transactions.

This information will be contained in the Company’s definitive Proxy Statement with respect to the Company’s Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, and is hereby incorporated by reference thereto.

Item 14. Principal Accountant Fees and Services.

This information will be contained in the Company’s definitive Proxy Statement with respect to the Company’s Annual Meeting of Stockholders, to be filed with the Securities and Exchange Commission within 120 days following the end of the Company’s fiscal year, and is hereby incorporated by reference thereto.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	The following documents are filed as a part of this Report:

1.	Financial Statements:

Index to Financial Statements and Schedules

Report of Independent Registered Public Accounting Firm

Balance Sheet as of December 31, 2004

Income Statement – Period from September 17, 2004 (inception) to December 31, 2004

Statement of Stockholders’ Equity – Period from September 17, 2004 (inception) to December 31, 2004

Statement of Cash Flows – Period from September 17, 2004 (inception) to December 31, 2004

Notes to Financial Statements

2.	Financial Statement Schedule(s):

All schedules are omitted for the reason that the information is included in the financial statements or the notes thereto or that they are not required or are not applicable.

3.	Exhibits:

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation.*

3.2	By-laws.*

4.1	Specimen Unit Certificate.*

4.2	Specimen Common Stock Certificate.*

4.3	Specimen Warrant Certificate.*

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.*

10.1	Letter Agreement among the Company, Sunrise Securities Corp. and Angeliki Frangou.*

10.2	Letter Agreement among the Company, Sunrise Securities Corp. and Vasiliki Papaefthymiou.*

10.3	Letter Agreement among the Company, Sunrise Securities Corp. and Spyridon Magoulas.*

10.4	Letter Agreement among the Company, Sunrise Securities Corp. and Julian David Brynteson.*

10.5	Letter Agreement among the Company, Sunrise Securities Corp. and John Stratakis.*

10.6	Letter Agreement among the Company, Sunrise Securities Corp. and Dragan Topalovich.*

10.7	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.*

10.8	Form of Stock Escrow Agreement between the Company, Continental Stock Transfer & Trust Company and the Initial Stockholders.*

10.9	Office Service Agreement between SCORY LLC d/b/a The Intelligent Office and the Company dated September 14, 2004.*

10.10	Promissory Note, dated September 23, 2004, issued to Angeliki Frangou in the amount of $225,000.*

10.11	Promissory Note, dated September 15, 2004, issued to Angeliki Frangou in the amount of $4,167.*

10.12	Form of Registration Rights Agreement among the Company and the Initial Stockholders.*

10.13	Warrant Purchase Agreement between Angeliki Frangou and Sunrise Securities Corp.*

31	Rule 13a-14(a)/15(d)-14(a) Certifications.

32	Section 1350 Certifications.

*	Incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-119719).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SHIPPING ENTERPRISES, INC.

Date: February 2, 2005	By:	/s/ ANGELIKI FRANGOU
Angeliki Frangou
Chairman of the Board, Chief Executive Officer, and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ ANGELIKI FRANGOU Angeliki Frangou	Chairman of the Board, Chief Executive Officer and President (Principal executive and financial and accounting officer)	February 2, 2005

/s/ VASILIKI PAPAEFTHYMIOU Vasiliki Papaefthymiou	Secretary and Director	February 2, 2005

/s/ SPYRIDON MAGOULAS Spyridon Magoulas	Director	February 2, 2005

/s/ JULIAN DAVID BRYNTESON Julian David Brynteson	Director	February 2, 2005

/s/ JOHN STRATAKIS John Stratakis	Director	February 2, 2005

INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

International Shipping Enterprises, Inc.

(a corporation in the development stage)

Report of Independent Registered Public Accounting Firm

To the Board of Directors

International Shipping Enterprises, Inc.

We have audited the accompanying balance sheet of International Shipping Enterprises, Inc. (a corporation in the development stage) as of December 31, 2004, and the related statements of income, stockholders’ equity and cash flows for the period from September 17, 2004 (inception) to December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of International Shipping Enterprises, Inc. as of December 31, 2004, and the results of its operations and its cash flows for the period from September 17, 2004 (inception) to December 31, 2004 in conformity with United States generally accepted accounting principles.

Goldstein Golub Kessler LLP

New York, New York

January 17, 2005

International Shipping Enterprises, Inc.

(a corporation in the development stage)

BALANCE SHEET

December 31, 2004

ASSETS

Current assets:
Cash	$2,032,478
Investments held in trust	180,691,163
Prepaid expenses and other current assets	12,988

Total Current Assets	182,736,629

Property and Equipment	7,195
Deferred acquisition costs	81,000

Total Assets	$182,824,824

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable and accrued expenses	$139,177
Deferred interest	23,021
Due to stockholder	805
Income taxes payable	6,700

Total liabilities	169,703

Commitment

Common stock subject to possible conversion	36,097,142

Stockholder’s Equity:
Preferred stock - $.0001 par value, authorized 1,000,000 shares, none issued
Common stock - $.0001 par value; authorized 120,000,000 shares, issued and outstanding 39,900,000 (which includes 6,551,723 subject to possible conversion)	3,990
Additional paid-in-capital	146,545,159
Earnings accumulated during the development stage	8,830

Total stockholders’ equity	146,557,979

Total Liabilities and Stockholders’ Equity	$182,824,824

See Notes to Financial Statements

International Shipping Enterprises, Inc.

(a corporation in the development stage)

INCOME STATEMENT

For the period from September 17, 2004 (inception) to December 31, 2004

Operating expenses:
Capital based taxes	$(54,759)
Other operating expenses	(22,426)

Total operating loss	(77,185)

Net operating loss	(77,185)

Interest income	92,715

Income before provision for income taxes	15,530

Provision for income taxes	6,700

Net income	$8,830

Weighted average number of common shares outstanding	12,743,571

Net income per shares - basic and diluted	$0.00

See Notes to Financial Statements

International Shipping Enterprises, Inc.

(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period from September 17, 2004 (inception) to December 31, 2004

	Common Stock and		Additional Paid-In Capital	Earnings Accumulated During the Development Stage	Stockholders’ Equity
	Shares	Amount
Sale of 7,125,000 shares of common stock to initial stockholders for $.0035 per share, as adjusted (Note 7)	7,125,000	$713	$24,287		$25,000
Sale of 32,775,000 units, net of underwriters’ discount and offering expenses (includes 6,551,723 shares subject to possible conversion)	32,775,000	3,277	182,618,014	—	182,621,291
Proceeds subject to possible conversion of 6,551,723 shares		—	(36,097,142)	—	(36,097,142)
Net income for the period		—		$8,830	8,830

Balance at December 31, 2002	39,900,000	$3,990	$146,545,159	$8,830	$146,557,979

See Notes to Financial Statements

International Shipping Enterprises, Inc.

(a corporation in the development stage)

STATEMENT OF CASH FLOWS

For the period from September 17, 2004 (inception) to December 31, 2004

CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$8,830
Adjustements to reconcile net income to net cash provided by operating activities:
Interest income on treasury bills	(115,163)
Changes in operating assets and liabilities:
Increase in prepaid expenses	(12,988)
Increase in accounts payable and accrued expenses	79,235
Increase in deferred interest	23,021
Increase in income taxes payable	6,700

Net cash provided by operating activities	(10,365)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Treasury Bills - held in trust	(180,575,746)
Increase in cash held in trust	(254)
Purchase of property and equipment	(7,195)
Payment of deferred acquisition costs	(81,000)

Net cash used in investing activities	(180,664,195)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from initial public offering	196,650,000
Payment of costs of initial public offering	(13,968,767)
Proceeds from stockholder loans and advances	350,121
Payment of stockholder loans and advances	(349,316)
Proceeds from sale of shares of common stock	25,000

Net cash provided by financing activities	182,707,038

Increase in cash and cash at end of period	$2,032,478

Supplemental schedule of non-cash financing activity:

Accrual of costs of initial public offering	$59,942

See notes to financial statements

International Shipping Enterprises, Inc.

(a corporation in the development stage)

Notes to Financial Statements

1.	Organization and Business Operations

International Shipping Enterprises, Inc. (the “Company”) was incorporated in Delaware on September 17, 2004 as a blank check company, the objective of which is to acquire one or more vessels or an operating business in the shipping industry.

All activity from September 17, 2004 (inception) through December 31, 2004 relates to the Company’s formation, initial public offering and search for a business combination described below. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective December 10, 2004. The Company consummated the Offering on December 16, 2004 and received net proceeds of approximately $182,621,000 (Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) one or more vessels or an operating business in the shipping industry (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $180,576,000 of the net proceeds is being held in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. (Note 3) The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their redemption rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 7,125,000 founding shares of common stock in accordance with the vote of the majority in interest of

International Shipping Enterprises, Inc.

(a corporation in the development stage)

Notes to Financial Statements

all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who voted against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal the amount in the Trust Account calculated as of two business days prior to the proposed consummation of the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion and 19.99% of the interest earned on the amount held in the Trust Account has been recorded as deferred interest in the accompanying December 31, 2004 balance sheet.

The Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a Business Combination within 12 months from the date of the consummation of the Offering, or 18 months from the consummation of the Offering if certain extension criteria have been satisfied. In the event of liquidation, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the initial public offering price per share in the Offering due to costs related to the Offering and since no value would be attributed to the Warrants contained in the Units sold (Note 2).

For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Depreciation of property, plant and equipment will be provided for by the straight-line method over the estimated useful lives of the related assets.

In connection with a proposed acquisition, the Company has deferred $81,000 of related costs, principally relating to a retainer paid in December 2004 for legal services.

International Shipping Enterprises, Inc.

(a corporation in the development stage)

Notes to Financial Statements

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Basic net income per common share is computed using the weighted average number of shares outstanding. Diluted net income per common share is computed using the weighted average number of shares outstanding adjusted for the incremental shares attributed to outstanding options to purchase common stock. There are no incremental shares included in the diluted calculations since the common stock was not trading separately during the period and the warrants were therefore not exercisable.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2.	Initial Public Offering	On December 31, 2004, the Company sold 32,775,000 units (“Units”) in the Offering, which included all of the 4,275,000 Units subject to the underwriters’ overallotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination with a target business or one year from the effective date of the Offering and expiring four years from the date of the prospectus. The Warrants will be redeemable, upon prior written consent of the Company’s underwriter in the Offering, Sunrise Securities Corp., at a price of $.01 per Warrant upon 30 days notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to date on which notice of redemption is given and only if the weekly trading volume of our common stock has been at least 800,000 shares for each of the two calendar weeks prior to the date on which notice of redemption is given.

International Shipping Enterprises, Inc.

(a corporation in the development stage)

Notes to Financial Statements

At December 31, 2004, 65,550,000 shares of common stock were reserved for issuance upon exercise of Warrants.

3.	Investments Held in Trust Account	At December 31, 2004, the investments held in the Trust Account consist principally of short-term Treasury Bills which are treated as trading securities and recorded at their market value. The excess of market value over cost, exclusive of 19.99% of the interest which has been recorded as deferred interest as described above, is included in interest income on the accompanying income statement.

4.	Property and equipment	Property and equipment, at cost, consists of computer equipment with an estimated useful life of three years. No depreciation has been charged against the Company’s property and equipment as they were not in service during the period.

5.	Accounts Payable and Accrued Expenses	Accounts payable and accrued expenses consist of the following:

Delaware franchise tax payable	$12,859
New York capital taxes	41,900
Printing costs due on initial public offering	59,942
Accrued professional fees	13,629
Other accounts payable and accrued expenses	10,847

$139,177

6.	Note Payable, Stockholder	The Company issued a $225,000 unsecured promissory note to an Initial Stockholder, who is also an officer, on September 23, 2004. The Initial Stockholder also advanced approximately $125,000 of additional funds to the Company. The amount due to the Initial Stockholder was non interest-bearing and substantially all the amount due was paid from the net proceeds of the Offering. At December 31, 2004, there is a remaining due amount to the Initial Stockholder of $805.

7.	Commitment	The Company presently occupies office space from, and has certain office and secretarial services made available to it by, unaffiliated third parties, as may be required by the Company from time to time. The Company has agreed to pay approximately $1,500 per month for office space through March 15, 2005 and, under its agreement with its underwriters, is permitted to pay up to an aggregate of $5,500 per month for office space and all such services on an ongoing basis. The statement of operations for the period ended December 31, 2004 includes approximately $5,700 related to this agreement.

International Shipping Enterprises, Inc.

(a corporation in the development stage)

Notes to Financial Statements

8.	Preferred Stock	The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

International Shipping Enterprises, Inc.

(a corporation in the development stage)

Notes to Financial Statements

9.	Common Stock	On November 29, 2004, the Company’s Board of Directors authorized a stock dividend of approximately 0.676 shares of common stock for each outstanding share of common stock and increased the number of authorized shares of common stock to 120,000,000. The accompanying financial statements have been retroactively restated to reflect these transactions.

10.	Income Taxes	The provision for income taxes consists of:

Period from September 17, 2004 (inception) to December 31, 2004

Current:
Federal	$1,600
State and local	5,100

Total current	$6,700

The provision for income taxes differs from the amount computed using the federal statutory rate of 34% as a result of the following:

Period from September 17, 2004 (inception) to December 31, 2004

Federal statutory rate	34.0%
State income taxes, net of federal income tax effect	7.5
Effect of reduced federal rates based on income levels	(19.0)
Nondeductible expenses for state tax purposes	20.6

43.1%

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation.*

3.2	By-laws.*

4.1	Specimen Unit Certificate.*

4.2	Specimen Common Stock Certificate.*

4.3	Specimen Warrant Certificate.*

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.*

10.1	Letter Agreement among the Company, Sunrise Securities Corp. and Angeliki Frangou.*

10.2	Letter Agreement among the Company, Sunrise Securities Corp. and Vasiliki Papaefthymiou.*

10.3	Letter Agreement among the Company, Sunrise Securities Corp. and Spyridon Magoulas.*

10.4	Letter Agreement among the Company, Sunrise Securities Corp. and Julian David Brynteson.*

10.5	Letter Agreement among the Company, Sunrise Securities Corp. and John Stratakis.*

10.6	Letter Agreement among the Company, Sunrise Securities Corp. and Dragan Topalovich.*

10.7	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.*

10.8	Form of Stock Escrow Agreement between the Company, Continental Stock Transfer & Trust Company and the Initial Stockholders.*

10.9	Office Service Agreement between SCORY LLC d/b/a The Intelligent Office and the Company dated September 14, 2004.*

10.10	Promissory Note, dated September 23, 2004, issued to Angeliki Frangou in the amount of $225,000.*

10.11	Promissory Note, dated September 15, 2004, issued to Angeliki Frangou in the amount of $4,167.*

10.12	Form of Registration Rights Agreement among the Company and the Initial Stockholders.*

10.13	Warrant Purchase Agreement between Angeliki Frangou and Sunrise Securities Corp.*

31	Rule 13a-14(a)/15(d)-14(a) Certifications.

32	Section 1350 Certifications.

*	Incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-119719).