Form 10-K/A
period 2004-12-31
INTERNATIONAL SHIPPING ENTERPRISES, INC.
filed 2005-04-18
CIK 1305220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

OR

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from              to

For the fiscal year ended December 31, 2004

Commission File number 000-51047

INTERNATIONAL SHIPPING ENTERPRISES, INC.

(Exact name of registrant as specified in its charter)

Delaware	57-1212493
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1225 Franklin Avenue, Suite 325,

Garden City, New York 11530

(Address of principal executive office)

Registrant’s telephone number, including area code (516) 240-8025

Securities registered pursuant to Section 12(b) of the Act: NONE

Securities registered pursuant to Section 12(g) of the Act:

Units, each consisting of one share of Common Stock, $0.0001 par value, and two Warrants

(Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).    Yes  ☐  No  ☒

The aggregate market value of the voting stock held by non-affiliates of the Registrant computed by reference to the closing sales price for the Registrant’s Common Stock on December 31, 2004, as reported on the OTC Bulletin Board, was approximately $192,065,676.

The outstanding number of shares of common stock as of April 15, 2005 was 39,900,000.

EXPLANATORY NOTE

The purpose of this amendment is to include the information required by Part III of Form 10-K, which was omitted from our Form 10-K as originally filed on February 2, 2005.

PART III

Item 10. Directors and Executive Officers of the Registrant

Our current directors and executive officers are as follows:

Name	Age	Position
Angeliki Frangou	39	Chairman of the Board, Chief Executive Officer and President
Vasiliki Papaefthymiou	35	Secretary and Director
Spyridon Magoulas	50	Director
John Stratakis	39	Director
Julian David Brynteson	37	Director

Angeliki Frangou has been our chairman of the board, chief executive officer and president since our inception. Ms. Frangou has been the chief executive officer of Maritime Enterprises Management S.A., a company located in Piraeus, Greece, that specializes in the management of dry cargo vessels of various types and sizes, since she founded the company in October 2001. From 1990 to October 2001, Ms. Frangou was the chief executive officer of Franser Shipping S.A., a company that was located in Piraeus, Greece, and was also engaged in the management of dry cargo vessels. Prior to her employment with Franser Shipping, Ms. Frangou was an analyst on the trading floor of Republic National Bank of New York, from 1987 to 1989. Ms. Frangou has also been a member of the board of directors of Emporiki Bank of Greece, the second largest retail bank in Greece, since April 2004. Ms. Frangou is a member of the Mediterranean Committee of China Classification Society and a member of the Hellenic and Black Sea Committee of Bureau Veritas. Ms. Frangou received a bachelors degree in mechanical engineering from Fairleigh Dickinson University (summa cum laude) and a masters degree in mechanical engineering from Columbia University.

Vasiliki Papaefthymiou has been our secretary and a member of our board of directors since our inception. Ms. Papaefthymiou has served as general counsel for Maritime Enterprises since October 2001, where she has advised that company on shipping, corporate and finance legal matters. Ms. Papaefthymiou provided similar services as general counsel to Franser Shipping from October 1991 to September 2001. Ms. Papaefthymiou received an undergraduate degree from the Law School of the University of Athens and a masters degree in Maritime Law from Southampton University in the United Kingdom. Ms. Papaefthymiou is also admitted to practice before the Bar in Piraeus, Greece.

Spyridon Magoulas has been a member of our board of directors since our inception. Mr. Magoulas is the co-founder and director of Doric Shipbrokers S.A., a chartering firm in the dry cargo vessel business based in Piraeus, Greece, and has served as the managing director of that company since its formation in 1994. From 1982 to 1993, Mr. Magoulas was a chartering director and shipbroker for Nicholas G. Moundreas Shipping S.A., a company located in Piraeus, Greece, and from 1980 to 1982, Mr. Magoulas served in the same positions at Orion and Global Chartering Inc. in New York. Mr. Magoulas also is a member of the Association of Ship Brokers and Agents in the United States. Mr. Magoulas received a bachelors degree in economics (honors) from the City University of New York, New York, a masters degree in transportation management from the Maritime College in New York and a masters degree in political economy the New School for Social Research in New York, New York.

John Stratakis has been a member of our board of directors since our inception. Since 1994, Mr. Stratakis has been a partner with the law firm of Poles, Tublin, Stratakis, Gonzalez & Weichert, LLP, in New York, New York, where he specializes in all aspects of marine finance and admiralty law, real estate, trusts and estates and general corporate law. From 1992 to 1993, Mr. Stratakis was an associate attorney with Wilson,

Elser, Moskowitz Edelman & Dicker, in New York, New York. Mr. Stratakis also has been a director and the Treasurer of the Hellenic-American Chamber of Commerce in New York since 2000. Mr. Stratakis received a bachelor of arts (summa cum laude) from Trinity College and a juris doctor degree from Washington College of Law-American University. Mr. Stratakis is admitted to practice law in the State of New York and in the courts of the Southern and Eastern Districts of New York.

Julian David Brynteson has been a member of our board of directors since our inception. Mr. Brynteson has been employed in various capacities with Braemar Seascope Ltd., a London Stock Exchange-listed company and a leading worldwide shipbroker, since 1987, acting as a director since 1991, a partner in 1993 and a director in the sale and purchase department in March 2001. Braemar Seascope is the survivor of the merger between Braemar Shipbrokers Ltd. and Seascope Shipping Ltd. Mr. Brynteson has sea-going experience as trainee ship officer with Denholms, an owner and agent of cruise ships, located in Glasgow, Scotland, from October 1985 to March 1986, and from April 1986 to February 1987 was employed as a trainee dry-cargo broker with P+O Australia in its Melbourne, Australia offices. Mr. Brynteson received a degree in english literature, modern history and business studies from Haywards Heath College, West Sussex, England.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of John Stratakis, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Julian David Brynteson and Spyridon Magoulas, will expire at the second annual meeting. The term of office of the third class of directors, consisting of Angeliki Frangou and Vasiliki Papaefthymiou, will expire at the third annual meeting.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. All of these reports were filed in a timely manner.

Board of Directors Committees

Audit Committee

We currently do not have an audit committee and, accordingly, do not have an audit committee financial expert. We intend to establish an audit committee with certain functions that is composed of independent members of our board of directors and, in connection therewith, intend to seek an audit committee financial expert. Currently, our full Board of Directors carries out the functions customarily undertaken by an audit committee.

Code of Ethics

We have not yet adopted a formal code of ethics because we are not currently an operating company. However, we intend to adopt, during fiscal 2005 and in connection with our anticipated acquisition of Navios Maritime Holdings Inc., a code of ethics that complies with the applicable guidelines issued by the SEC.

Item 11. Executive Compensation

No executive officer has received any cash compensation for services rendered. No compensation of any kind, including finder’s and consulting fees, will be paid to any of our existing stockholders, including our officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with a business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of these out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged. If all of our directors are not deemed “independent,” we will not have the benefit of independent directors examining the propriety of expenses incurred on our behalf and subject to reimbursement. Our entire board of directors made decisions relating to the compensation of our executive officers described above. There are no interlocks with other companies.

During the fiscal year ended December 31, 2004, the directors did not receive any cash compensation for their service as members of the board of directors.

Performance Graph

We have not included the performance graph index as we only became a reporting company on December 10, 2004. We do not expect that our securities will trade at prices much different than the amounts paid for such securities in our initial public offering until such time that we complete a business combination, if we are able to do so.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership of the common stock of ISE as of April 15, 2005, by:

•	each person known by ISE, as a result of such person’s public filings with the SEC and the information contained therein, to be the beneficial owner of more than 5% of its outstanding shares of common stock;
•	each of ISE’s officers and directors; and
•	all of ISE’s officers and directors as a group.

Unless otherwise indicated, ISE believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percentage of Outstanding Common Stock
Angeliki Frangou	10,039,022	25.16%
North Sound Capital LLC(2)	2,700,000	6.77%
FMR Corp.(3)	3,000,000	7.52%
DKR Capital Partners LP(4)	2,298,000	5.76%
Vasiliki Papaefthymiou	352,059	*
Spyridon Magoulas	25,147	*
Julian David Brynteson	25,147	*
John Stratakis	16,765	*
All directors and executive officers as a group (5 individuals)	10,458,140	26.21%

(1)	Unless otherwise indicated, the business address of each of the individuals is 1225 Franklin Avenue, Suite 325, Garden City, New York 11530.

(2)	The ultimate managing member of North Sound Capital LLC (“North Sound”) is Thomas McAuley. North Sound may be deemed the beneficial owner of the shares in its capacity as the managing member of North Sound Legacy Fund LLC and North Sound Legacy Institutional Fund LLC and the investment advisor of North Sound Legacy International Ltd. (the “Funds”), who are the holders of such shares. As the managing member or investment advisor, respectively, of the Funds, North Sound has voting and investment control with respect to the shares of common stock held by the Funds. The address of North Sound is 53 Forest Avenue, Suite 202, Old Greenwich, CT 06870.
(3)	The securities may be deemed to be owned by Edward C. Johnson III and Abigail P. Johnson. The address of FMR Corp. is 82 Devonshire Street, Boston, Massachusetts 02109.
(4)	766,000 Units convertible into 2,298,000 shares of common stock shares are beneficially owned by DKR SoundShore Oasis Holding Fund Ltd. and DKR SoundShore Strategic Holding Fund Ltd. DKR Oasis Management Company LP (“DKROMC”) acts as the investment adviser to DKR SoundShore Oasis Holding Fund Ltd. DKR Capital Partners LP., a registered investment adviser, is the managing General Partner to DKROMC and the investment adviser to DKR SoundShore Strategic Holding Fund Ltd. The address of DKR Capital Partners LP is 1281 East Main Street, Stamford, Connecticut 06902.

All of the ISE shares of common stock outstanding prior to the effective date of our initial public offering, or the pre-public offering shares, were placed in escrow with Continental Stock Transfer & Trust Company, as escrow agent, and shall remain in escrow until the earliest of (i) December 10, 2007; (ii) our liquidation; or (iii) the consummation of a merger, stock exchange or other similar transaction which results in all of ISE’s stockholders having the right to exchange their shares of common stock for cash, securities or other property subsequent to ISE consummating a business combination with a target business.

During the escrow period, the holders of the pre-public offering shares will not be able to sell or transfer their securities except to their spouses and children or trusts established for their benefit, but will retain all other rights as ISE stockholders, including, without limitation, the right to vote their shares of common stock and the right to receive cash dividends, if declared. If dividends are declared and payable in shares of common stock, such dividends will also be placed in escrow. If ISE is unable to effect a business combination and liquidate, the holders of the pre-public offering shares will not receive any portion of the liquidation proceeds with respect to common stock owned by them prior to the date of this prospectus.

Item 13. Certain Relationships and Transactions

In September 2004, ISE issued 4,250,000 shares of its common stock to the individuals set forth below for $25,000 in cash, at an average purchase price of approximately $0.006 per share, as follows:

Name	Number of Shares	Relationship to ISE
Angeliki Frangou	4,000,000	Chairman of the Board, Chief Executive Officer and President
Vasiliki Papaefthymiou	210,000	Secretary and Director
Spyridon Magoulas	15,000	Director
Julian David Brynteson	15,000	Director
John Stratakis	10,000	Director

On November 29, 2004, ISE’s board of directors authorized a stock dividend of approximately 0.676 shares of common stock for each outstanding share of common stock, effectively lowering the purchase price to approximately $0.004 per share.

The holders of the majority of these shares will be entitled to make up to two demands that ISE register these shares pursuant to a registration rights agreement previously entered into. The holders of the majority of these shares may elect to exercise these registration rights at any time after the date on which these shares of common stock are released from escrow, which, except in limited circumstances, is not before December 2007. In addition, these stockholders have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which these shares of common stock are released from escrow. ISE will bear the expenses incurred in connection with the filing of any such registration statements.

As of December 16, 2004, Ms. Frangou had advanced a total of approximately $350,000 to ISE, on a non-interest bearing basis, for payment of offering expenses on ISE’s behalf. These loans were paid without interest on December 21, 2004. In addition, Ms. Frangou has agreed to loan ISE funds to cover its transaction expenses, including bank commitment fees and deposits, in connection with the anticipated acquisition of Navios Maritime Holdings Inc., or Navios, in excess of $2 million, which loan, if the acquisition is not completed will not be repaid. To date, approximately $4,015,000 has been advanced by Ms. Frangou.

ISE will reimburse its officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on ISE’s behalf such as identifying and investigating possible target businesses and business combinations, including the Navios acquisition. There is no limit on the amount of accountable out-of-pocket expenses reimbursable by ISE, which will be reviewed only by ISE’s board or a court of competent jurisdiction if such reimbursement is challenged.

All ongoing and future transactions between ISE and any of its officers and directors or their respective affiliates, including loans by ISE’s officers and directors, will be, or are, on terms believed by ISE to be no less favorable than are available from unaffiliated third parties, and such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by a majority of ISE’s uninterested “independent” directors (to the extent ISE has any) or the members of ISE’s board who do not have an interest in the transaction, in either case who had access, at ISE’s expense, to its attorneys or independent legal counsel.

Item 14. Principal Accountant Fees and Services

Goldstein Golub Kessler LLP (“GGK”) has a continuing relationship with American Express Tax and Business Services Inc. (“TBS”) from which it leases auditing staff who are full time, permanent employees of TBS and through which its partners provide non-audit services. As a result of this arrangement, GGK has no full time employees and therefore, none of the audit services performed were provided by permanent full-time employees of GGK. GGK manages and supervises the audit and audit staff, and is exclusively responsible for the opinion rendered in connection with its examination.

GGK billed us (a) $25,000 in connection with its initial public offering and the related audits and (b) $10,000 in connection with the 2004 year end audit.

Other services, which do not include Financial Information System Design and Implementation fees, have been provided by TBS. Fees paid or expected to be paid to TBS in connection with the preparation of our 2004 income tax return are approximately $3,000.

Policy on Board Pre-Approval of Audit and Permissible Non-audit Services of Independent Auditors

We do not have an audit committee because we are not currently an operating company. Accordingly, our full Board of Directors is responsible for appointing, setting compensation, and overseeing the work of the independent auditor. In recognition of this responsibility, the Board of Directors has established a policy to pre-approve all audit and permissible non-audit services provided by the independent auditor.

In addition to retaining Goldstein Golub Kessler LLP to audit our consolidated financial statements for the year ended December 31, 2004, we retained Goldstein Golub Kessler to provide other auditing and advisory services to us in our 2004 fiscal years. We understand the need for Goldstein Golub Kessler to maintain objectivity and independence in its audit of our financial statements. To minimize relationships that could appear to impair the objectivity of Goldstein Golub Kessler, our Board of Directors has restricted the non-audit services that Goldstein Golub Kessler and TBS may provide to us primarily to tax services.

The Board of Directors also has adopted policies and procedures for pre-approving all non-audit work performed by Goldstein Golub Kessler.

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a) (3) Exhibits.

The following exhibits are filed with this report, or incorporated by reference as noted.

Exhibit Number
3.1	Amended and Restated Certificate of Incorporation.*

3.2	By-laws.*

4.1	Specimen Unit Certificate.*

4.2	Specimen Common Stock Certificate.*

4.3	Specimen Warrant Certificate.*

4.4	Form of Warrant Agreement between Continental Stock Transfer & Trust Company and the Company.*

10.1	Letter Agreement among the Company, Sunrise Securities Corp. and Angeliki Frangou.*

10.2	Letter Agreement among the Company, Sunrise Securities Corp. and Vasiliki Papaefthymiou.*

10.3	Letter Agreement among the Company, Sunrise Securities Corp. and Spyridon Magoulas.*

10.4	Letter Agreement among the Company, Sunrise Securities Corp. and Julian David Brynteson.*

10.5	Letter Agreement among the Company, Sunrise Securities Corp. and John Stratakis.*

10.6	Letter Agreement among the Company, Sunrise Securities Corp. and Dragan Topalovich.*

10.7	Form of Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and the Company.*

10.8	Form of Stock Escrow Agreement between the Company, Continental Stock Transfer & Trust Company and the Initial Stockholders.*

10.9	Office Service Agreement between SCORY LLC d/b/a The Intelligent Office and the Company dated September 14, 2004.*

10.10	Promissory Note, dated September 23, 2004, issued to Angeliki Frangou in the amount of $225,000.*

10.11	Promissory Note, dated September 15, 2004, issued to Angeliki Frangou in the amount of $4,167.*

10.12	Form of Registration Rights Agreement among the Company and the Initial Stockholders.*

10.13	Warrant Purchase Agreement between Angeliki Frangou and Sunrise Securities Corp.*

10.14	Stock Purchase Agreement, dated as of February 28, 2005, by and among the Company, Navios Maritime Holdings, Inc (“Navios”), the Shareholders’ agent and the Shareholders of Navios. **

10.15	Letter Agreement between the Company and Angeliki Frangou, dated as of February 28, 2005.**

10.16	Form of Promissory Note with Angeliki Frangou**

*	Incorporated by reference to exhibits of the same number filed with the Registrant’s Registration Statement on Form S-1 or amendments thereto (File No. 333-119719).
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SHIPPING ENTERPRISES, INC.

Date: April 18, 2005	By:	/s/ ANGELIKI FRANGOU
Angeliki Frangou Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ ANGELIKI FRANGOU Angeliki Frangou	Chairman of the Board, Chief Executive Officer and President (Principal executive and financial and accounting officer)	April 18, 2005

/s/ VASILIKI PAPAEFTHYMIOU Vasiliki Papaefthymiou	Secretary and Director	April 18, 2005

/s/ SPYRIDON MAGOULAS Spyridon Magoulas	Director	April 18, 2005

/s/ JULIAN DAVID BRYNTESON Julian David Brynteson	Director	April 18, 2005

/s/ JOHN STRATAKIS John Stratakis	Director	April 18, 2005