Form 10-Q
period 2005-03-31
INTERNATIONAL SHIPPING ENTERPRISES, INC.
filed 2005-05-16
CIK 1305220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

or

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

(516) 240-8025

Registrant’s telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 13, 2005, 39,900,000 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

INTERNATIONAL SHIPPING ENTERPRISES, INC.

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Reference is made to our financial statements beginning on page F-1 of this report.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other Securities and Exchange Commission filings, including our report on Form 10-K, as filed on February 2, 2005, and any amendments thereto. The following discussion should be read in conjunction with our Financial Statements and related Notes thereto included elsewhere in this report.

Overview

We were formed on September 17, 2004, to serve as a vehicle to acquire one or more vessels or an operating business in the dry bulk sector of the shipping industry through a merger, capital stock exchange, asset acquisition or other similar business combination. Our initial business combination must be with a target whose fair market value is at least equal to 80% of net assets at the time of such acquisition.

On December 16, 2004, we consummated our initial public offering of 32,775,000 units (including the exercise of the underwriters’ over-allotment option). Each unit consists of one share of common stock and two redeemable common stock purchase warrants. Each warrant entitles the holder to purchase from us one share of our common stock at an exercise price of $5.00. Our common stock and warrants started trading separately as of January 5, 2005.

Our net proceeds from the sale of our units, after deducting offering expenses of approximately $2,230,000, including $1,710,000 evidencing the underwriters’ non-accountable expense allowance of 1% of the gross proceeds (excluding the proceeds from the underwriters’ over-allotment), and underwriting discounts of approximately $11,799,000, were approximately $182,621,000. Of this amount, $180,576,000 is being held in trust and the remaining $2,045,000 is being held outside of the trust. We will use substantially all of the net proceeds of our offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating, and consummating the business combination.

We believe that the funds available to us outside of the trust fund will be sufficient to allow us to operate until our prescribed liquidation date, assuming that a business combination is not consummated during that time. Over this time period, we anticipate approximately $71,500 for administrative services and support payable to unaffiliated third parties (up to $5,500 per month for 13 months), $30,000 of expenses in legal and accounting fees relating to our SEC reporting obligations, and $123,214 for general working capital that will be used for miscellaneous expenses and reserves.

Since our inception, we have not engaged in any operations, generated any revenues or incurred any debt or expenses, other than in connection with our initial public offering, identifying and investigating suitable target businesses, and general and administrative. As explained below, we have entered into a definitive agreement to purchase a target business, and we have expended approximately $5,698,838 $4,022,037 of which has been advanced on our behalf by Ms. Frangou, as explained below in “Costs and

Expenses,” in connection with the negotiation of such acquisition as well as a senior secured credit facility which will be used partially to fund the acquisition.

Acquisition of Navios Maritime Holdings Inc.

On February 28, 2005, we entered into a Stock Purchase Agreement, or purchase agreement, with Navios Maritime Holdings Inc., a Marshall Islands corporation, or Navios, and all the shareholders of Navios, or the Navios shareholders, in connection with our acquisition of Navios. Navios is headquartered in South Norwalk, Connecticut, and maintains offices in Piraeus, Greece, and Montevideo, Uruguay. It is one of the leading global brands in seaborne shipping, specializing in the worldwide carriage, trading, storing and the related logistics of international bulk cargoes. Navios’s fleet carries a wide range of cargoes including iron ore, coal, grain, minor bulks (such as cement and fertilizer) and steel products. From time to time over the past two years, Navios has deployed over 50 vessels at any one time. The transaction is expected to be consummated upon receipt of the required approval by our stockholders, as discussed herein.

Purchase Price

Simultaneously with the signing of the Purchase Agreement, we deposited $3,000,000 with an escrow agent as a deposit to be applied against the purchase price at closing. The $3,000,000 deposit may be adjusted to up to $6,000,000 under certain circumstances prior to closing. In the event that the closing does not occur, any and all deposits will be returned to us, except in those cases where the closing has not occurred due to our breach of a representation, warranty, covenant or agreement made by us in the Purchase Agreement. In connection with the deposit and other costs and expenses associated with the transaction, Angeliki Frangou, our President, Chairman, and Chief Executive and Financial Officer, has agreed to loan the necessary funds to us, as described in “Costs and Expenses” below.

At the closing, the Navios shareholders will be paid an aggregate of $607.5 million in cash for all the outstanding capital stock of Navios, subject to adjustments and certain holdbacks. The purchase price will be partially funded through a secured credit facility as described in “Financing” below. A portion of the purchase price, $4.0 million, will be held back to secure a purchase price adjustment that may occur following the closing that will be based on an EBITDA calculation relating to Navios’s operations.

Representations and Warranties

The Purchase Agreement contains representations and warranties of each of us, Navios, and the Navios shareholders, as applicable, relating to, among other things, (a) proper corporate organization and similar corporate matters, (b) capital structure and subsidiaries, (c) the authorization, performance, and enforceability of the Purchase Agreement, (d) licenses and permits, (e) taxes, (f) absence of undisclosed liabilities, (g) holding of leases and ownership of other properties, (h) accounts receivable, (i) material contracts, (j) title and condition of assets, (k) absence of certain changes, (l) employee and employee benefit matters, (m) compliance with applicable laws, (n) absence of litigation, (o) maritime matters, (p) environmental matters and (q) insurance. The Navios shareholders have represented and warranted that they own all the stock of Navios.

Covenants

The Navios shareholders have agreed to cause Navios to continue to operate its business in the ordinary course prior to the closing.

Additional material covenants under the purchase agreement include:

(i)	Each party shall obtain all necessary approvals, including governmental approvals, and we shall obtain stockholder approval;

(ii)	We shall obtain, with the assistance of Navios, all “re-flagging” approvals where required;

(iii)	Each party shall protect confidential information and maintain the confidentiality of the other’s proprietary information;

(iv)	Until the earlier of closing or the termination of the purchase agreement, the terms of an exclusivity agreement previously entered into among the parties shall remain in effect; and

(v)	Each party shall deliver certain opinions and/or certificates, as applicable, prior to specified dates set forth in the purchase agreement.

Conditions to Closing

General Conditions

Consummation of the transaction is conditioned on the approval of our stockholders at a special meeting called for the following purposes: (i) the approval of the purchase agreement and related transactions; and (ii) the approval of our reincorporation as a Marshall Islands company by means of a merger with Navios immediately following the closing. Such approval will be obtained in accordance with our organizational documents and pursuant to Delaware law.

In addition, the purchase agreement is conditioned upon: (i) no order, stay, judgment or decree issued by any governmental authority preventing, restraining or prohibiting in whole or in part, the consummation of the transactions contemplated in the purchase agreement; (ii) execution and delivery to each party of each of the various transaction documents; (iii) delivery by each party to the other party of a certificate to the effect that the representations and warranties of each party are true and correct in all material respects as of the closing and all covenants contained in the purchase agreement have been materially complied with by each party; and (iv) receipt of necessary consents and approvals by third parties and completing necessary proceedings.

Our Conditions to Closing

Our obligation to consummate the transactions contemplated by the purchase agreement also are conditioned upon each of the following, among other things:

(i)	At the closing, there shall have been no material adverse change in the assets, liabilities, business, operations or condition (financial or otherwise) of Navios and its subsidiaries;

(ii)	To the knowledge of Navios and the Navios shareholders, the information with respect to Navios and its subsidiaries provided for inclusion in our proxy statement at the time of its distribution and at the closing, will not contain any untrue statement of a material fact or omit to state any material fact;

(iii)	Each of Ted C. Petrone, Michael E. McClure, Shunji Sasada, Pablo Soler, and Gabriel Soler will have entered into employment agreements with us; and

(iv)	Each of Robert G. Shaw, Bruce C. Hoag, Ted C. Petrone, Michael E. McClure, Shunji Sasada, Anastassis G. David and Anthony R. Whitworth will have entered into non-competition and non-solicitation agreements with us.

Indemnification

The Navios shareholders shall indemnify and hold us harmless for any damages, whether as a result of any third party claim or otherwise, and which arise from or in connection with the breach of representations and warranties and agreements and covenants of the Navios shareholders. We shall indemnify and hold harmless each Navios shareholder from and against any damages, whether as a result of any third party claim or otherwise, and which arise from or in connection with the breach of any of our representations and warranties and agreements and covenants. Claims may be asserted once the individual item exceeds $25,000 and when total damages exceed 1% of the sum of the purchase price. Additionally, subject to certain exceptions, the aggregate liability for losses under the purchase agreement shall not exceed 60% of the purchase price. Any indemnification payments shall be deemed to be an adjustment to the purchase price.

Termination

The purchase agreement may be terminated at any time, but not later than the closing as follows:

(i)	By mutual written consent of us and the Navios shareholders;

(ii)	By either party if the closing has not occurred by May 20, 2005 (such date being subject to extension upon the occurrence of various events and/or conditions); or

(iii)	By either party if the other party has breached any of its covenants or representations and warranties in any material respect.

Assignment

Under certain circumstances, we have the right to assign our rights and obligations under the purchase agreement to an affiliate. Ms. Frangou has indicated that if stockholder approval for the acquisition is not obtained, she is prepared to acquire Navios individually or through one of her affiliated companies.

Employment Agreements

Each of Ted C. Petrone, Michael E. McClure, and Shunji Sasada will enter into a two-year employment agreement with us. Each of Pablo Soler and Gabriel Soler will enter into a one-year employment agreement with us. The agreements will provide for an annual salary of 120% of the base salary that such individuals are currently receiving. The executives will be entitled to certain benefits, including, insurance benefits, paid vacation, and reimbursement of business expenses.

Reincorporation

It is intended that, subject to stockholder approval, we will reincorporate as a Marshall Islands company by means of a merger with the newly acquired Navios.

Financing

In connection with the acquisition of Navios, we have entered into a commitment agreement with HSH Nordbank AG, or Nordbank, which contemplates that, prior to the consummation of the acquisition, we will enter into a senior secured facility with Nordbank. Pursuant to the terms of the senior secured credit facility, we will be able to borrow up to $520.0 million to be used for the acquisition of Navios and for general corporate and working capital purposes after the acquisition. The interest rate under the facility is variable and will either be LIBOR or the applicable swap rate, depending upon certain factors more fully set forth in the credit facility. Amounts drawn under the facility will be secured by our assets which, upon acquisition of the outstanding securities of Navios by us, will be the assets now owned by Navios. Of the $520.0 million, (i) $140.0 million matures eight (8) years from the closing of the acquisition of Navios and is to be repaid in quarterly amounts over such term, and (ii) $380.0 million matures six (6) years from the closing of the acquisition of Navios and is to be repaid in quarterly amounts over such term. Outstanding amounts under the facility may be prepaid without penalty in multiples of $1.0 million upon 10 days written notice. The facility will also contain various covenants restricting the way in which the reincorporated company will be able to operate its business. The facility will require mandatory prepayment of amounts outstanding under certain circumstances, such as the sale or loss of a substantial amount of the assets of Navios. Ms. Frangou, has loaned to us, on an interest-free basis, approximately $1.2 million on account of bank fees.

Costs and Expenses

In addition to the Purchase Agreement, on February 28, 2005, we entered into an agreement with Ms. Frangou, pursuant to which, prior to the closing of the acquisition of Navios, Ms. Frangou has agreed to advance funds to us to cover our transaction costs and expenses which exceed those funds currently available for our use in consummating an acquisition transaction (including funding the deposit under the Purchase Agreement and any commitment fees required by Nordbank). Any advances made shall be repaid without interest at the closing of the acquisition of Navios or on demand thereafter.

As of March 31, 2005, Ms. Frangou had advanced on our behalf a total of approximately $4,022,037, on a non-interest bearing basis, for the payment of expenses related to the anticipated acquisition of Navios, including bank fees and deposits.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if the acquisition of Navios is not consummated or an alternative suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund have been invested only in United States “government securities,” defined as any Treasury Bill issued by the United States having a maturity of one hundred and eighty days or less. Given our limited risk in our exposure to U.S. Treasury Bills, we do not view the interest rate risk to be significant.

Item 4.	Controls and Procedures.

Our management carried out an evaluation, with the participation of our Chief Executive Officer (principal executive, financial, and accounting officer), of the effectiveness of our disclosure controls and procedures as of March 31, 2005. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended March 31, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

Item 1.	Legal Proceedings.

There are no material legal proceedings pending against us.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SHIPPING ENTERPRISES, INC.

Date: May 16, 2005	By:	/s/ ANGELIKI FRANGOU
Angeliki Frangou Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer, Principal Financial and Accounting Officer)

International Shipping Enterprises, Inc.

(a corporation in the development stage)

BALANCE SHEET

	March 31, 2005	December 31, 2004
	(unaudited)
Assets

Current assets:
Cash and cash equivalents	$224,714	$2,032,478
Investment held in Trust Fund	181,610,571	180,691,163
Prepaid expenses	89,031	12,988

Total Current assets	181,924,316	182,736,629
Advances held in escrow for Acquisitions	3,000,000
Property & Equipment (net)	10,116	7,195
Deferred Acquisition Costs	998,838	81,000
Deferred Finance Costs	1,700,000

Total Assets	$187,633,270	$182,824,824

Liabilities & Stockholders’ Equity

Current Liabilities:
Trade payable & Accrued Expenses	$193,597	$139,177
Notes payable, stockholder	4,022,037	805
Deferred Interest at trust account	206,811	23,021
Income taxes payable	257,000	6,700

Total Current liabilities	4,679,445	169,703
Common stock, subject to possible conversion	36,097,142	36,097,142

Stockholders’ Equity:
Preferred Stock - $.0001 par value, authorized 1,000,000 shares, none issued
Common Stock - $.0001 par value, authorized 20,000,000 shares, issued and outstanding 39,900,000 (which includes 6,551,723 shares subject to possible conversion	3,990	3,990
Additional paid-in capital	146,550,499	146,545,159
Earnings accumulated during the development stage	302,194	8,830

Total Stockholders’ Equity	146,856,683	146,557,979

Total Liabilities and Stockholders’ Equity	$187,633,270	$182,824,824

See Notes to Unaudited Financial Statements

International Shipping Enterprises, Inc.

(a corporation in the development stage)

STATEMENT OF OPERATIONS

	For the periods from January 1, 2005 to March 31, 2005	For the periods from September 17, 2004 (inception) to March 31, 2005
Net revenue from operations	0	0
Capital based Taxes	$(113,500)	$(168,259)
Other Operating expenses	(77,271)	(99,697)

Formation & Operating Cost	(190,771)	(267,956)

Operating Loss	(190,771)	(267,956)

Income/(Expenses) from Financing Activities
Bank Interest (Income), net	741,135	833,850

Income before provision for income taxes	550,364	565,894
Provision for Income Taxes	257,000	263,700

Net Income	$293,364	$302,194

Weighted average number of common shares outstanding	39,900,000
Net income per shares - basic and diluted	$0.01

See Notes to Unaudited Financial Statements

International Shipping Enterprises, Inc.

(a corporation in the development stage)

STATEMENT OF THE STOCKHOLDERS EQUITY

For the period from September 17, 2004 (inception) to March 31, 2005

			Additional Paid-In Capital	Earnings Accumulated During the Development Stage	Stockholders’ Equity

	Common Stock and
	Shares	Amount
Sale of 7,125,000 shares of common stock to initial stockholders	7,125,000	$713	$24,287		$25,000
Sale of 32,775,000 units, net of underwritters’ discount and offering expenses (includes 6,551,723 shares subject to possible conversion)	32,775,000	3,277	182,618,014		182,621,291
Proceeds subject to possible conversion of 6,551,723 shares			(36,097,142)		(36,097,142)
Net Income				$8,830	8,830

Balance at December 31, 2004	39,900,000	3,990	146,545,159	8,830	146,557,979

Unaudited: Finalization of estimated costs of the offering			5,340		5,340
Net Income				293,364	293,364

Balance at March 31, 2005	39,900,000	$3,990	$146,550,499	$302,194	$146,856,683

See Notes to Unaudited Financial Statements

International Shipping Enterprises, Inc.

(a corporation in the development stage)

STATEMENT OF CASH FLOWS

	For the period from January 1, 2005 to March 31, 2005	For the period from September 17, 2004 (inception) to March 31, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$293,364	$302,194
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	839	839
Interest income on treasury bills	(919,408)	(1,034,571)

Changes in operating assets & liabilities :
Increase in prepaid expenses	(76,043)	(89,031)
Increase in accounts payable and accrued expenses	114,362	193,597
Increase in deferred interest	183,790	206,811
Increase in income taxes payable	250,300	257,000

Net cash used in operating activities	(152,796)	(163,161)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Treasury Bills - held in trust		(180,575,746)
Increase in cash held in trust		(254)
Purchase of property & equipment	(3,760)	(10,955)
Advance for the acquisition of a target	(3,000,000)	(3,000,000)
Payment of deferred acquisition costs	(917,838)	(998,838)

Net cash used in investing activities	(3,921,598)	(184,585,793)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from initial public offering		196,650,000
Payment of costs of initial public offering	(54,602)	(14,023,369)
Proceeds from stockholders loans & advances	4,021,232	4,371,353
Payment to stockholders loans & advances		(349,316)
Proceeds from sale of common stock		25,000
Payment of deferred finance costs	(1,700,000)	(1,700,000)

Net cash provided by financing activities	2,266,630	184,973,668

Increase (decrease) in cash	(1,807,764)	224,714
Cash and cash equivalents at beginning of period	2,032,478

Cash and cash equivalents at end of period	$224,714	$224,714

See Notes to Unaudited Financial Statements

International Shipping Enterprises, Inc.

(a corporation in the development stage)

Notes to Financial Statements

1. Organization and Business Operations

International Shipping Enterprises, Inc. (the “Company”) was incorporated in Delaware on September 17, 2004, as a blank check company, the objective of which is to acquire one or more vessels or an operating business in the dry bulk sector of the shipping industry.

All activity from January 1, 2005, through March 31, 2005, relates to the Company’s search for a business combination and the negotiation of the acquisition of Navios Maritime Holdings Inc. described below. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Company’s initial public offering (“Offering”) was declared effective December 10, 2004. The Company consummated the Offering on December 16, 2004, and received net proceeds of approximately $182,621,000 (Note 2). The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) one or more vessels or an operating business in the dry bulk sector of the shipping industry (“Business Combination”). Furthermore, there is no assurance that the Company will be able to successfully effect a Business Combination. An amount of $180,576,000 of the net proceeds were placed in an interest-bearing trust account (“Trust Account”) until the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. Under the agreement governing the Trust Account, funds will only be invested in United States government securities (Treasury Bills) with a maturity of 180 days or less. (Note 3) The remaining net proceeds (not held in the Trust Account) may be used to pay for business, legal, and accounting due diligence on prospective acquisitions and continuing general and administrative expenses.

The Company, after signing a definitive agreement for the acquisition of a target business, will submit such transaction for stockholder approval. In the event that stockholders owning 20% or more of the shares sold in the Offering vote against the Business Combination and exercise their redemption rights described below, the Business Combination will not be consummated. All of the Company’s stockholders prior to the Offering, including all of the officers and directors of the Company (“Initial Stockholders”), have agreed to vote their 7,125,000 founding shares of common stock in accordance with the vote of the majority in interest of all other stockholders of the Company (“Public Stockholders”) with respect to any Business Combination. After consummation of a Business Combination, these voting safeguards will no longer be applicable.

With respect to a Business Combination which is approved and consummated, any Public Stockholder who votes against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal to the amount in the Trust Account calculated as of two business days prior to the proposed consummation of the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion and 19.99% of the interest earned on the amount held in the Trust Account has been recorded as deferred interest in the accompanying March 31, 2005 balance sheet.

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

In connection with a proposed acquisition (Note 4), the Company has deferred $1,700,000 relating to bank commitment fees and $998,938 of costs relating to professional fees for legal, due diligence and accounting services.

Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.

2. Initial Public Offering

On December 16, 2004, the Company sold 32,775,000 units (“Units”) in the Offering, which included all of the 4,275,000 Units subject to the underwriters’ over-allotment option. Each Unit consists of one share of the Company’s common stock, $.0001 par value, and two Redeemable Common Stock Purchase Warrants (“Warrants”). Each Warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $5.00 commencing the later of the completion of a Business Combination with a target business or one year from the effective date of the Offering and expiring four years from the date of the prospectus. The Warrants will be redeemable, upon prior written consent of the Company’s underwriter in the Offering, Sunrise Securities Corp., at a price of $.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $8.50 per share for any 20 trading days within a 30 trading day period ending on the third day prior to date on which notice of redemption is given and only if the weekly trading volume of the Company’s common stock has been at least 800,000 shares for each of the two calendar weeks prior to the date on which notice of redemption is given.

At March 31, 2005, 65,550,000 shares of common stock were reserved for issuance upon exercise of Warrants.

3. Investments Held in Trust Account	At March 31, 2005, the investments held in the Trust Account consist principally of short-term Treasury Bills which are treated as trading securities and recorded at their market value. The excess of market value over cost, exclusive of 19.99% of the interest which has been recorded as deferred interest as described above, is included in interest income on the accompanying income statement.

4. Acquisition of Navios Maritime Holdings Inc.	On February 28, 2005, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Navios Maritime Holdings Inc., a Marshall Islands corporation (“Navios”), and all the shareholders of Navios in connection with the Company’s acquisition of all of the outstanding capital of Navios. At the closing, the Navios shareholders will be paid an aggregate of $607.5 million in cash for all the outstanding capital stock of Navios, subject to adjustments and certain holdbacks. The purchase price will be partially funded through a secured credit facility with HSH Nordbank AG.

Simultaneously with the signing of the Purchase Agreement, the Company deposited $3,000,000 with an escrow agent as a deposit to be applied against the purchase price at closing. The $3,000,000 deposit may be adjusted to up to $6,000,000 under certain circumstances prior to closing. In the event that the closing does not occur, any and all deposits will be returned to the Company, except in those cases where the closing has not occurred due to the Company’s breach of one of its representation, warranty, covenant or agreement in the Purchase Agreement. In connection with the deposit and other costs and expenses associated with the transaction, an Initial Stockholder has agreed to loan the necessary funds to the Company (Note 5).

The transaction is expected to be consummated upon receipt of the required approval by the Company’s stockholders.

5. Note Payable, Stockholder	The Company issued a $4,022,037 unsecured promissory note to an Initial Stockholder, who is also an officer, on April 18, 2005. The same amount is due to the Initial Stockholder as of March 31, 2005. The amount due to the Initial Stockholder is non interest-bearing and is payable on demand at any time on or after the closing date of the acquisition of Navios.

6. Commitment	The Company presently occupies office space from, and has certain office and secretarial services made available to it by, unaffiliated third parties, as may be required by the Company from time to time. The Company has agreed to pay approximately $1,500 per month for office space through June 15, 2005 and, under its agreement with its underwriters, is permitted to pay up to an aggregate of $5,500 per month for office space and all such services on an ongoing basis. The statement of operations for the period ended March 31, 2005 includes approximately $4,843 related to this agreement.