Form 10-Q
period 2005-06-30
INTERNATIONAL SHIPPING ENTERPRISES, INC.
filed 2005-08-15
CIK 1305220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

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

As of August 12, 2005, 39,900,000 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

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

Our net proceeds from the sale of our units, after deducting offering expenses of approximately $2,230,000, including $1,710,000 evidencing the underwriters’ non-accountable expense allowance of 1% of the gross proceeds (excluding the proceeds from the underwriters’ over-allotment), and underwriting discounts of approximately $11,799,000, were approximately $182,615,000. Of this amount, $180,576,000 is being held in trust and the remaining $2,039,000 is being held outside of the trust. We will use substantially all of the net proceeds of our offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business, and structuring, negotiating, and consummating the business combination.

We believe that the funds available to us outside of the trust fund will be sufficient to allow us to continue to operate until our prescribed liquidation date, assuming that a business combination is not consummated during that time. For the balance of the time period, we anticipate approximately $33,000 for administrative services and support payable to unaffiliated third parties (up to $5,500 per month for 6 months), $30,000 of expenses in legal and accounting fees relating to our SEC reporting obligations, and $52,000 for general working capital that will be used for miscellaneous expenses and reserves.

Since our inception, we have not engaged in any operations, generated any revenues or incurred any debt or expenses, other than in connection with our initial public offering, identifying and investigating suitable target businesses, and general and administrative matters. As explained below, we have entered into a definitive agreement to purchase a target business, and we have expended approximately $7,695,193, $5,022,037 of which has been advanced on our behalf by Ms. Frangou, as explained below in “Costs and

Expenses,” in connection with the negotiation of such acquisition as well as a senior secured credit facility which will be used partially to fund the acquisition.

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

Purchase Price

Simultaneously with the signing of the Purchase Agreement, we deposited $3,000,000 with an escrow agent as a deposit to be applied against the purchase price at closing. On July 15, 2004, we deposited an additional $3,000,000 in accordance with the terms of the Purchase Agreement. In the event that the closing does not occur, any and all deposits will be returned to us, except in those cases where the closing has not occurred due to our breach of a representation, warranty, covenant or agreement made by us in the Purchase Agreement. In connection with the deposit and other costs and expenses associated with the transaction, Angeliki Frangou, our President, Chairman, and Chief Executive and Financial Officer, has agreed to loan the necessary funds to us, as described in “Costs and Expenses” below.

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

Financing

On July 12, 2005, we entered into a senior secured credit facility with HSH Nordbank AG. Pursuant to the terms of the senior secured credit facility, we will be able to borrow up to $520.0 million to be used for the acquisition of Navios and for general corporate and working capital purposes after the acquisition. The interest rate under the facility, depending on the tranche being borrowed, will be LIBOR or the applicable interest rate swap rate, plus the costs of complying with any applicable regulatory requirements and a margin ranging from 1.5% to 2.75% per annum. Amounts drawn under the facility will be secured by our assets which, upon acquisition of the outstanding securities of Navios by us, will be the assets now owned by Navios. Of the $520.0 million, (i) $140.0 million matures eight (8) years from the closing of the acquisition of Navios and is to be repaid in quarterly amounts over such term, and (ii) $380.0 million matures six (6) years from the closing of the acquisition of Navios and is to be repaid in quarterly amounts during such term. Outstanding amounts under the facility may be prepaid without penalty in multiples of $1.0 million upon 10 days’ written notice. The facility requires mandatory prepayment of amounts outstanding under the facility in the event of a sale or loss of the assets of Navios including the sale of a vessel in the ordinary course of business. The credit facility contains a number of covenants, including covenants limiting the power to, subject to specified exceptions, the payment of dividends and redemptions, mergers and acquisitions, the incurrence of indebtedness and liens, and transactions with affiliates. The credit facility also requires compliance with a number of financial covenants including tangible net worth, debt coverage ratios, specified tangible net worth to the total debt percentages and minimum liquidity. It is an event of default under the credit facility if such covenants are not complied with or if Angeliki Frangou beneficially owns less than 20% of the issued stock or does not remain actively involved in ISE’s business. Ms. Frangou, has loaned to us, on an interest-free basis, approximately $2.5 million on account of bank fees.

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

As of June 30, 2005, Ms. Frangou had advanced on our behalf a total of approximately $5,022,037, on a non-interest bearing basis, for the payment of expenses related to the anticipated acquisition of Navios, including bank fees and deposits.

Proxy and Registration Statement

On April 19, 2005, we filed a proxy and registration statement on Form S-4, as amended, which was declared effective on July 22, 2005, in connection with the acquisition of Navios and the reincorporation of ISE as a Marshall Islands company by means of a merger with the newly acquired Navios. The proxy statement/prospectus was mailed to stockholders on or about July 22, 2005. The special meeting of ISE’s stockholders is scheduled for August 23, 2005, at which time our stockholders will vote on the acquisition of Navios and the reincorporation of ISE as a Marshall Islands company.

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

Our management carried out an evaluation, with the participation of our Chief Executive Officer (principal executive, financial, and accounting officer), of the effectiveness of our disclosure controls and procedures as of June 30, 2005. Based upon that evaluation, our Chief Executive Officer concluded that our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission.

There has not been any change in our internal control over financial reporting in connection with the evaluation required by Rule 13a-15(d) under the Exchange Act that occurred during the quarter ended June 30, 2005, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

INTERNATIONAL SHIPPING ENTERPRISES, INC.

Date: August 15, 2005	By:	/S/ ANGELIKI FRANGOU
Angeliki Frangou
Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer, Principal Financial and Accounting Officer)

International Shipping Enterprises, Inc.

(a corporation in the development stage)

BALANCE SHEET

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$172,064	$2,032,478
Investment held in Trust Fund	182,798,858	180,691,163
Deferred Tax Asset	145,000	—
Prepaid expenses	63,850	12,988

Total current assets	183,179,772	182,736,629
Advances held in escrow for Acquisitions	3,016,178	—
Property & Equipment (net)	9,205	7,195
Deferred Acquisitions costs	1,246,983	81,000
Deferred Finance costs	3,448,500	—

Total Assets	$190,900,638	$182,824,824

Liabilities & Stockholders’ Equity
Current Liabilities:
Trade payable & Accrued Expenses	$1,207,127	$139,177
Notes payable, stockholder	5,022,037	805
Deferred Interest at Trust account	444,349	23,021
Income taxes payable	712,000	6,700

Total Current Liabilities	7,385,513	169,703

Common Stock, Subject to possible conversion	36,097,142	36,097,142

Stockholders’ Equity:
Preferred Stock - $.0001 par value, authorized 1,000,000 shares, none issued
Common Stock - $.0001 par value, authorized 20,000,000 shares, issued and outstanding 39,900,000 (which includes 6,551,723 shares subject to possible conversion	3,990	3,990
Additional paid-in capital	146,551,057	146,545,159
Earnings accumulated during the development stage	862,936	8,830

Total stockholders’ equity	147,417,983	146,557,979

Total Liabilities and Stockholders’ Equity	$190,900,638	$182,824,824

See Notes to Unaudited Financial Statements

International Shipping Enterprises, Inc.

(a corporation in the development stage)

STATEMENT OF OPERATIONS

(unaudited)

	For the period from January 1st, 2005 to June 30, 2005	For the period from April 1st, 2005 to June 30, 2005	For the period from September 17, 2004 (inception) to June 30, 2005
Net revenue from operations
Capital based Taxes	$(130,000)	$(16,500)	$(184,759)
Other Operating expenses	(157,430)	(80,159)	(179,856)

Formation & Operating Cost	(287,430)	(96,659)	(364,615)

Operating Loss	(287,430)	(96,659)	(364,615)

Income from Financing Activities
Bank Interest Income, net	1,708,536	967,401	1,801,251

Income before provision for income taxes	1,421,106	870,742	1,436,636
Provision for Income Taxes	567,000	310,000	573,700

Net Income	$854,106	$560,742	$862,936

Weighted average number of common shares outstanding	39,900,000	39,900,000
Net income per share :	$0.02	$0.01

See Notes to Unaudited Financial Statements

International Shipping Enterprises Inc.

(a corporation in the development stage)

STATEMENT OF THE STOCKHOLDERS EQUITY

For the period from September 17th, 2004 (inception) to June 30, 2005

	Common Stock and		Additional Paid-In Capital	Earnings Accumulated During the Development Stage	Stockholders’ Equity
	Shares	Amount
Sale of 7,125,000 shares of common stock to initial stockholders	7,125,000	$713.00	$24,287	$—	$25,000
Sale of 32,775,000 units, net of underwriters’ discount and offering expenses (includes 6,551,723 shares subject to possible convertion)	32,775,000	3,277.00	182,618,014	—	182,621,291

Proceeds subject to possible conversion of 6,551,723 shares	—	—	(36,097,142)	—	(36,097,142)
Net Income	—	—	—	$8,830	8,830

Balance at December 31, 2004	39,900,000	3,990	146,545,159	8,830	146,557,979

Unaudited: Finalization of estimated costs of the offering	—	—	5,898	—	5,898
Net Income	—	—	—	854,106	854,106

Balance at June 30, 2005	39,900,000	$3,990.00	$146,551,057	$862,936	$147,417,983

See Notes to Unaudited Financial Statements

International Shipping Enterprises Inc.

(a corporation in the development stage)

STATEMENT OF CASH FLOWS

(Unaudited)

	For the period from January 1, 2005 to June 30, 2005	For the period from September 17, 2004(inception) to June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$854,106	$862,936
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,749	1,749
Interest income on treasury bills	(2,123,873)	(2,239,036)
Changes in operating assets & liabilities :
Increase in prepaid expenses	(50,862)	(63,850)
Increase in accounts payable and accrued expenses	1,067,950	1,207,127
Increase in deferred interest	421,328	444,349
Increase in income taxes payable	705,300	712,000
Increase in deferred tax assets	(145,000)	(145,000)

Net cash generated from operating activities	730,698	780,275

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Treasury Bills - held in trust	—	(180,575,746)
Increase in cash held in trust	—	(254)
Purchase of property & equipment	(3,760)	(10,955)
Advance for the acquisition of a target	(3,000,000)	(3,000,000)
Payment of deferred acquisition costs	(1,165,983)	(1,246,983)

Net cash used in investing activities	(4,169,743)	(184,833,938)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from initial public offering	—	196,650,000
Payment of costs of initial public offering	5,899	(14,022,810)
Proceeds from stockholders loans & advances	5,021,232	5,371,353
Payment to stockholders loans & advances	—	(349,316)
Proceeds from sale of common stock	—	25,000
Payment of deferred finance costs	(3,448,500)	(3,448,500)

Net cash provided by financing activities	1,578,631	184,225,727

Increase/decrease in cash at end of period	(1,860,414)	172,064
Cash and cash equivalents at beginning of period	2,032,478	—

Cash and cash equivalents at end of period	$172,064	$172,064

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

All activity from January 1, 2005, through June 30, 2005, relates to the Company’s search for a business combination and the negotiation of the acquisition of Navios Maritime Holdings Inc. described below. The Company has selected December 31 as its fiscal year-end.

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

With respect to a Business Combination which is approved and consummated, any Public Stockholder who votes against the Business Combination may demand that the Company convert his shares. The per share conversion price will equal to the amount in the Trust Account calculated as of two business days prior to the proposed consummation of the Business Combination divided by the number of shares of common stock held by Public Stockholders at the consummation of the Offering. Accordingly, Public Stockholders holding 19.99% of the aggregate number of shares owned by all Public Stockholders may seek conversion of their shares in the event of a Business Combination. Such Public Stockholders are entitled to receive their per share interest in the Trust Account computed without regard to the shares held by Initial Stockholders. Accordingly, a portion of the net proceeds from the offering (19.99% of the amount held in the Trust Account) has been classified as common stock subject to possible conversion and 19.99% of the interest earned on the amount held in the Trust Account has been recorded as deferred interest in the accompanying June 30, 2005 balance sheet.

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

In connection with a proposed acquisition (Note 4), the Company has deferred $3,448,500 relating to bank commitment fees and $1,246,983 of costs relating to professional fees for legal, due diligence and accounting services.

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

At June 30, 2005, 65,550,000 shares of common stock were reserved for issuance upon exercise of Warrants.

3.	Investments Held in Trust Account	At June 30, 2005, the investments held in the Trust Account consist principally of short-term Treasury Bills which are treated as trading securities and recorded at their market value. The excess of market value over cost, exclusive of 19.99% of the interest which has been recorded as deferred interest as described above, is included in interest income on the accompanying income statement.

4.	Acquisition of Navios Maritime Holdings Inc.	On February 28, 2005, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Navios Maritime Holdings Inc., a Marshall Islands corporation (“Navios”), and all the shareholders of Navios in connection with the Company’s acquisition of all of the outstanding capital of Navios. At the closing, the Navios shareholders will be paid an aggregate of $607.5 million in cash for all the outstanding capital stock of Navios, subject to adjustments and certain holdbacks. The purchase price will be partially funded through a secured credit facility with HSH Nordbank AG.

Simultaneously with the signing of the Purchase Agreement, the Company deposited $3,000,000 with an escrow agent as a deposit to be applied against the purchase price at closing. On July 15, 2005, the Company deposited an additional $3,000,000 in conjunction with the extension of closing date to August 31, 2005, in accordance with the terms and conditions of the Purchase Agreement. In the event that the closing does not occur, any and all deposits will be returned to the Company, except in those cases where the closing has not occurred due to the Company’s breach of one of its representation, warranty, covenant or agreement in the Purchase Agreement. In connection with the deposit and other costs and expenses associated with the transaction, an Initial Stockholder has agreed to loan the necessary funds to the Company (Note 5).

The transaction is expected to be consummated upon receipt of the required approval by the Company’s stockholders. The special meeting of the Company’s stockholders is currently scheduled for August 23, 2005.

5.	Note Payable, Stockholder	The Company issued a $4,022,037 unsecured promissory note to an Initial Stockholder, who is also an officer, on April 18, 2005. The amount of $5,022,037, including additional advances of $1,000,000, is due to the Initial Stockholder as of June 30, 2005. The amount due to the Initial Stockholder is non interest-bearing and is payable on demand at any time on or after the closing date of the acquisition of Navios.

6.	Commitment	The Company presently has certain office and secretarial services made available to it by unaffiliated third parties, as may be required by the Company from time to time. Under its agreement with its underwriters, the Company is permitted to pay up to an aggregate of $5,500 per month for office space and all such services on an ongoing basis. The statement of operations for the period ended June 30, 2005 includes approximately $9,672 related to this agreement.