Form 10-Q/A
period 2005-06-30
INTERNATIONAL SHIPPING ENTERPRISES, INC.
filed 2005-09-16
CIK 1305220

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicated by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

As of August 24, 2005, 39,900,000 shares of the registrant’s common stock, par value $0.0001 per share, were outstanding.

Explanatory Note

This Amendment No. 1 to our Quarterly Report on Form 10-Q for our fiscal quarter ended June 30, 2005 is being filed solely to correct an immaterial numerical disclosure contained in the balance sheet under the line items “Deferred Acquisition Costs” and “Trade Payable & Accrued Expenses” and as well as to make corrections to the Statement of Cash Flows. This Amendment No. 1 has no material impact or any currently available information and has no effect on the acquisition of Navios Maritine Holdings Inc., or on the subsequent merger of the registrant with Navios, both of which occurred on August 25, 2005. The separate corporate existence of the registrant ceased upon consummation of the merger and this Amendment No. 1 is being filed by the registrant’s successor in the merger, Navios.

1

PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.

Reference is made to our financial statements beginning on page F-1 of this report.

2

PART II – OTHER INFORMATION

Item 6.	Exhibits.

31.1	Section 302 Certification of Chief Executive Officer

31.2	Section 302 Certification of Chief Financial Officer

32.1	Section 906 Certification

3

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTERNATIONAL SHIPPING ENTERPRISES, INC.
by Navios Maritime Holdings Inc, as successor

Date: September 16, 2005	By:	/S/ ANGELIKI FRANGOU
Angeliki Frangou
Chief Executive Officer (Principal Executive Officer, Principal Financial and Accounting Officer of International Shipping Enterprises, Inc.)

4

International Shipping Enterprises, Inc.

(a corporation in the development stage)

BALANCE SHEET

	June 30, 2005	December 31, 2004
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$172,064	$2,032,478
Investment held in Trust Fund	182,798,858	180,691,163
Deferred Tax Asset	145,000	—
Prepaid expenses	63,850	12,988

Total current assets	183,179,772	182,736,629
Advances held in escrow for Acquisitions	3,016,178	—
Property & Equipment (net)	9,205	7,195
Deferred Acquisitions costs	1,894,859	81,000
Deferred Finance costs	3,448,500	—

Total Assets	$191,548,514	$182,824,824

Liabilities & Stockholders’ Equity
Current Liabilities:
Trade payable & Accrued Expenses	$1,855,003	$139,177
Notes payable, stockholder	5,022,037	805
Deferred Interest at Trust account	444,349	23,021
Income taxes payable	712,000	6,700

Total Current Liabilities	8,033,389	169,703

Common Stock, Subject to possible conversion	36,097,142	36,097,142

Stockholders’ Equity:
Preferred Stock - $.0001 par value, authorized 1,000,000 shares, none issued
Common Stock - $.0001 par value, authorized 20,000,000 shares, issued and outstanding 39,900,000 (which includes 6,551,723 shares subject to possible conversion	3,990	3,990
Additional paid-in capital	146,551,057	146,545,159
Earnings accumulated during the development stage	862,936	8,830

Total stockholders’ equity	147,417,983	146,557,979

Total Liabilities and Stockholders’ Equity	$191,548,514	$182,824,824

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

See Notes to Unaudited Financial Statements

International Shipping Enterprises Inc.

(a corporation in the development stage)

STATEMENT OF CASH FLOWS

(Unaudited)

	For the period from January 1, 2005 to June 30, 2005	For the period from September 17, 2004(inception) to June 30, 2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income	$854,106	$862,936
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	1,749	1,749
Interest income on treasury bills	(2,123,873)	(2,239,036)
Changes in operating assets & liabilities :
Increase in prepaid expenses	(50,862)	(63,850)
Increase in accounts payable and accrued expenses	15,711	154,888
Increase in deferred interest	421,328	444,349
Increase in income taxes payable	705,300	712,000
Increase in deferred tax assets	(145,000)	(145,000)

Net cash used in operating activities	(321,541)	(271,964)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of Treasury Bills - held in trust	—	(180,575,746)
Increase in cash held in trust	—	(254)
Purchase of property & equipment	(3,760)	(10,955)
Advance for the acquisition of a target	(3,000,000)	(3,000,000)
Payment of deferred acquisition costs	(1,062,244)	(1,143,244)

Net cash used in investing activities	(4,066,004)	(184,730,199)

CASH FLOWS FROM FINANCING ACTIVITIES
Gross proceeds from initial public offering	—	196,650,000
Payment of costs of initial public offering	5,899	(14,022,810)
Proceeds from stockholders loans & advances	5,021,232	5,371,353
Payment to stockholders loans & advances	—	(349,316)
Proceeds from sale of common stock	—	25,000
Payment of deferred finance costs	(2,500,000)	(2,500,000)

Net cash provided by financing activities	2,527,131	185,174,227

Increase/decrease in cash at end of period	(1,860,414)	172,064
Cash and cash equivalents at beginning of period	2,032,478	—

Cash and cash equivalents at end of period	$172,064	$172,064

Supplemental schedule of non-cash investing activity:
Accrual of deferred acquisition costs	$751,615	$751,615

Supplemental schedule of non-cash financing activity:
Accrual of deferred finance costs	$948,500	$948,500

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

At June 30, 2005, trade payable and accrual expenses include $647,876 due to Navios.

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